Form 10-K
period 2020-01-31
TIFFANY & CO
filed 2020-03-20
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number: 1-9494
TIFFANY & CO.
(Exact name of registrant as specified in its charter)

Delaware	13-3228013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Fifth Avenue, New York, NY 10010
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 755-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	TIF	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of July 31, 2019, the aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant was approximately $11,273,922,094 using the closing sales price on July 31, 2019 of $93.92.
As of March 16, 2020, the registrant had outstanding 121,191,337 shares of its common stock, $.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE.
The following documents are incorporated by reference into this Annual Report on Form 10-K: Registrant's Proxy Statement Dated April 20, 2020 (Part III).

TIFFANY & CO.

Tiffany & Co.

Form 10-K for the fiscal year ended January 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The historical trends and results reported in this annual report on Form 10-K should not be considered an indication of future performance. Further, statements contained in this annual report on Form 10-K that are not statements of historical fact, including those that refer to plans, assumptions and expectations for future periods, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, each as amended. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the proposed Merger (as defined under "Item 1. Business - Entry into Merger Agreement") and the anticipated benefits thereof. Forward-looking statements include, but are not limited to, statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements we make regarding the Company's plans, assumptions, expectations, beliefs and objectives with respect to the proposed Merger; store openings and closings; store productivity; the renovation of the Company's New York Flagship store, including the timing and cost thereof, and the temporary relocation of its retail operations to 6 East 57th Street; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the amount and timing of investment spending; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest expense and financing costs; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity; currency translation; macroeconomic and geopolitical conditions; growth opportunities; litigation outcomes and recovery related thereto; amounts recovered under Company insurance policies; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

These forward-looking statements are not guarantees of future results and are based upon the current views, assumptions and plans of management, and speak only as of the date on which they are made and are subject to a number of factors, risks and uncertainties, many of which are outside of our control. You should not place undue reliance on such statements. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While we cannot predict all of the factors that could form the basis of such differences, key factors, risks and uncertainties include, but are not limited to: the recent outbreak of the novel coronavirus, and changes in financial, business, travel and tourism, political, public health and other conditions, circumstances, requirements and practices resulting therefrom; global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends; regional instability; violence (including terrorist activities); political activities or events (including the potential for rapid and unexpected changes in government, economic and political policies, the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade, including as a result of changes in diplomatic and trade relations or agreements with other countries); weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as our ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company's third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors and suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in our competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; changes in the cost and timing estimates associated with the renovation of the Company's New York Flagship store; delays caused by third parties involved in the aforementioned renovation; any casualty, damage or destruction to the Company's New York Flagship store or 6 East 57th Street location; the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above; conditions to the completion of the proposed Merger may not be satisfied or the regulatory approvals required for the proposed Merger may not be obtained, in each case, on the terms expected or on the anticipated schedule which contemplates closing of the acquisition in the middle of 2020; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined under "Item 1. Business – Entry into Merger Agreement") or affect the ability of the parties to recognize the benefits

TIFFANY & CO.

of the proposed Merger; the effect of the announcement or pendency of the proposed Merger on the Company's business relationships, operating results and business generally; risks that the proposed Merger disrupts the Company's current plans and operations and potential difficulties in the Company's employee retention as a result of the proposed Merger; potential litigation that may be instituted against the Company or its directors or officers related to the proposed Merger or the Merger Agreement and any adverse outcome of any such litigation; the amount of the costs, fees, expenses and other charges related to the proposed Merger, including in the event of any unexpected delays; other risks to consummation of the proposed Merger, including the risk that the proposed Merger will not be consummated within the expected time period, or at all, which may affect the Company's business and the price of the common stock of the Registrant; and any adverse effects on the Company by other general industry, economic, business and/or competitive factors. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives and priorities. Such consequences and changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

Additional information about potential risks and uncertainties that could affect the Company's business and financial results is included under "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for the fiscal year ended January 31, 2020, the definitive proxy statement on Schedule 14A that the Company filed on January 6, 2020, and in the Company's other filings made with the U.S. Securities and Exchange Commission ("SEC") from time to time, which are available via the SEC's website at www.sec.gov. Readers of this Annual Report on Form 10-K should consider the risks, uncertainties and factors outlined above and in this Form 10-K in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

ENTRY INTO MERGER AGREEMENT

On November 24, 2019, the Registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Registrant, LVMH Moët Hennessy – Louis Vuitton SE, a societas Europaea (European company) organized under the laws of France ("Parent"), Breakfast Holdings Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent ("Holding"), and Breakfast Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Holding ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Registrant (the "Merger"), with the Registrant continuing as the surviving company in the Merger and a wholly owned indirect subsidiary of Parent.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned by the Registrant, Parent or any of their respective wholly owned subsidiaries, and shares of Common Stock owned by stockholders of the Registrant who have properly demanded and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $135.00 in cash, without interest and less any required tax withholding.

The consummation of the proposed Merger is subject to various conditions, including, among others, customary conditions relating to (a) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Registrant's Common Stock entitled to vote on such matter at the meeting of stockholders of the Registrant (the "Special Meeting") held to vote on the adoption of the Merger Agreement and (b) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, and all rules and regulations promulgated thereunder, collectively, the "HSR Act"). As previously announced, on February 3, 2020, the waiting period under the HSR Act in connection with the proposed Merger expired, and on February 4, 2020, the Company held the Special Meeting, at which the holders of shares of Common Stock issued and outstanding as of the close of business on the record date for the Special Meeting considered and voted to approve (i) the adoption of the Merger Agreement and (ii) by non-binding, advisory vote, certain compensation arrangements for the Company's named executive officers in connection with the proposed Merger. The proposed Merger remains subject to satisfaction or waiver of the remaining customary closing conditions, including, among others, (A) certain non-U.S. regulatory approvals, (B) clearance by the Committee on Foreign Investment in the United States ("CFIUS"), (C) the absence of a law or order in effect that enjoins, prevents or otherwise prohibits the consummation of the proposed Merger or any other transactions contemplated under the Merger Agreement issued by a governmental entity; (D) the absence of any legal proceeding seeking to enjoin, prevent or otherwise prohibit the consummation of the proposed Merger or any other transactions contemplated under the Merger Agreement instituted by a governmental entity of competent jurisdiction; and (E) the absence of a Material Adverse Effect (as defined in the Merger Agreement). The obligation of each party to consummate the proposed Merger is also conditioned on the accuracy of the other party's representations and warranties (subject to certain materiality exceptions) and the other party's compliance, in all material respects, with its covenants and agreements under the Merger Agreement.

The Merger Agreement provides for certain customary termination rights of the Registrant and Parent, including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before August 24, 2020 (the "Outside Date"), provided that the Outside Date may be extended up to an additional 90 days by either party if all conditions are satisfied other than the receipt of regulatory approvals and CFIUS clearance or absence of legal

TIFFANY & CO.

restraints. The Merger Agreement also provides that the Registrant will be required to pay Parent a termination fee of $575.0 million in certain circumstances.

For additional information related to the Merger Agreement, please refer to the Company's Definitive Proxy Statement on Schedule 14A (the "Definitive Proxy Statement") filed with the U.S. Securities and Exchange Commission (the "SEC") on January 6, 2020.

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

Management believes that consumers associate the Brand with high-quality gemstone jewelry, particularly diamond jewelry; sophisticated style and romance; excellent customer service; an elegant store and online environment; upscale store locations; "classic" product positioning; and distinctive and high-quality packaging materials (most significantly, the TIFFANY & CO. blue box). Tiffany's business plan includes expenses to maintain the strength of the Brand, such as the following:

•
Maintaining its position within the high-end of the jewelry market requires Tiffany to invest significantly in diamond and gemstone inventory, as well as platinum and gold, which carry a lower overall gross margin; it also causes some consumers to view Tiffany as beyond their price range;

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

REPORTABLE SEGMENTS

The Company has four reportable segments: (i) Americas, (ii) Asia-Pacific, (iii) Japan and (iv) Europe. All non-reportable segments are included within Other. The Company transacts business within certain of its segments through the following channels: (i) retail, (ii) Internet, (iii) catalog, (iv) business-to-business (products drawn from the retail product line and items specially developed for the business market) and (v) wholesale distribution (merchandise sold to independent distributors for resale). The Company's segment information for the fiscal years ended January 31, 2020, 2019 and 2018 is reported in "Item 8. Financial Statements and Supplementary Data - Note Q. Segment Information."

TIFFANY & CO.

Americas

Sales in the Americas represented 43% of worldwide net sales in 2019, while sales in the United States ("U.S.") represented 86% of net sales in the Americas. Sales are transacted through the following channels: retail (in the U.S., Canada and Latin America), Internet and catalog (in the U.S. and Canada), business-to-business (in the U.S.) and wholesale distribution (in Latin America and the Caribbean).

Retail sales in the Americas are transacted in 124 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2020 included in parentheses): the U.S. (94), Canada (13), Mexico (10), Brazil (6) and Chile (1). Included within these totals are 14 Company-operated stores located within various department stores in Canada and Mexico. Included in the U.S. retail stores is the New York Flagship store, which represented less than 10% of worldwide net sales in 2019.

Asia-Pacific

Sales in Asia-Pacific represented 28% of worldwide net sales in 2019, while sales in Greater China represented approximately 60% of net sales in Asia-Pacific. Sales are transacted through the following channels: retail, Internet (in Australia and China), business-to-business (in China) and wholesale distribution.

Retail sales in Asia-Pacific are transacted in 91 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2020 included in parentheses): China (34), Korea (15), Australia (11), Hong Kong (10), Taiwan (7), Singapore (5), Macau (4), Malaysia (2), Thailand (2) and New Zealand (1). Included within these totals are 35 Company-operated stores located within various department stores.

Japan

Sales in Japan represented 15% of worldwide net sales in 2019. Sales are transacted through the following channels: retail, Internet, business-to-business and wholesale distribution.

Retail sales in Japan are transacted in 58 Company-operated TIFFANY & CO. stores. Included within this total are 53 stores located within department stores, generating approximately 75% of net sales in Japan. There are four large department store groups in Japan. The Company operates TIFFANY & CO. stores in locations controlled by these groups as follows (number of locations at January 31, 2020 included in parentheses): Isetan Mitsukoshi Ltd. (14), Takashimaya Co., Ltd. (9), J. Front Retailing Co., Ltd. (Daimaru and Matsuzakaya department stores) (8) and Seven & i Holding Co., Ltd. (Sogo and Seibu department stores) (4). The Company also operates 18 stores in other department stores.

Europe

Sales in Europe represented 11% of worldwide net sales in 2019, while sales in the United Kingdom ("U.K.") represented approximately 40% of net sales in Europe. Sales are transacted through the following channels: retail, Internet and wholesale distribution.

Retail sales in Europe are transacted in 48 Company-operated TIFFANY & CO. stores in (number of stores at January 31, 2020 included in parentheses): the U.K. (12), Italy (9), Germany (7), France (5), Spain (3), Switzerland (3), the Netherlands (2), Russia (2), Austria (1), Belgium (1), the Czech Republic (1), Denmark (1) and Ireland (1). Included within these totals are 11 Company-operated stores located within various department stores. The Company currently operates e-commerce enabled websites within the following countries: U.K., Austria, Belgium, France, Germany, Ireland, Italy, the Netherlands and Spain.

Other

Other consists of all non-reportable segments, including: (i) retail sales transacted in five Company-operated TIFFANY & CO. stores in the United Arab Emirates ("U.A.E.") and wholesale distribution in the Emerging Markets region; (ii) wholesale sales of diamonds (see "PRODUCT SUPPLY CHAIN – Supply of Diamonds" below); and (iii) licensing agreements.

TIFFANY & CO.

Licensing Agreements. The Company receives earnings from a licensing agreement with Luxottica Group S.p.A., for the development, production and distribution of TIFFANY & CO. brand eyewear, and from a licensing agreement with Coty Inc., for the development, production and distribution of TIFFANY & CO. brand fragrance products. The earnings received from these licensing agreements represented less than 1% of worldwide net sales in 2019.

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

The following chart details the number of TIFFANY & CO. retail locations operated by the Company since 2015:

	Americas
Year:	U.S.	Canada & Latin America	Asia-Pacific	Japan	Europe	Emerging Markets	Total
2015	95	29	81	56	41	5	307
2016	95	30	85	55	43	5	313
2017	94	30	87	54	46	4	315
2018	93	31	90	55	47	5	321
2019	94	30	91	58	48	5	326

E-Commerce, Catalog and Phone Orders

The Company currently operates e-commerce enabled websites in 14 countries, as well as informational websites in several additional countries. To a lesser extent, sales are also generated through catalogs that the Company distributes in certain countries as well as orders placed via telephone in certain markets. Sales transacted on those websites, through catalogs or via telephone accounted for 7% of worldwide net sales in 2019, 2018 and 2017. Management believes that its websites serve an important marketing role in building brand awareness and attracting customers to the Company's stores. In addition, the Company offers a select assortment of its products through third party websites.

Products

The Company's principal product category is jewelry, which represented 92%, 92% and 91% of worldwide net sales in 2019, 2018 and 2017, respectively. The Company offers an extensive selection of TIFFANY & CO. brand jewelry at a wide range of prices. Designs are developed by employees, suppliers, independent designers and independent "named" designers (see "MATERIAL DESIGNER LICENSE" below).

The Company also sells watches, home and accessories products and fragrances, which represented, in total, 6%, 7% and 7% of worldwide net sales in 2019, 2018 and 2017, respectively. The remainder of worldwide net sales was attributable to wholesale sales of diamonds and earnings from third-party licensing agreements.

TIFFANY & CO.

Sales by Reportable Segment of TIFFANY & CO. Jewelry by Category

2019	% of total Americas Sales	% of total Asia-Pacific Sales	% of total Japan Sales	% of total Europe Sales	% of total Reportable Segment Sales
Jewelry collections [a]	55%	63%	38%	60%	55%
Engagement jewelry [b]	21%	29%	38%	24%	26%
Designer jewelry [c]	14%	6%	17%	12%	12%

2018
Jewelry collections [a]	53%	61%	37%	60%	54%
Engagement jewelry [b]	21%	31%	37%	23%	26%
Designer jewelry [c]	14%	7%	18%	12%	12%

2017
Jewelry collections [a]	53%	59%	30%	60%	52%
Engagement jewelry [b]	22%	31%	39%	25%	27%
Designer jewelry [c]	14%	8%	22%	12%	13%
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

ADVERTISING, MARKETING, PUBLIC AND MEDIA RELATIONS

The Company's strategy is to invest in marketing and public relations programs designed to build awareness of the Brand, its heritage and its products, as well as to enhance the Brand's relevance and association among consumers with quality and luxury. The Company regularly advertises in newspapers and magazines, as well as through digital and social media. Public and media relations activities are also significant to the Company's business. The Company engages in a program of media activities and marketing events to maintain consumer awareness of the Brand and TIFFANY & CO. products. It also publishes its well-known Blue Book to showcase its high-end jewelry. In 2019, 2018 and 2017, the Company spent $378.8 million, $394.1 million and $314.9 million, representing 8.6%, 8.9% and 7.6% of worldwide net sales in those respective years, on advertising, marketing and public and media relations, which include costs for media, production, catalogs, Internet, visual merchandising (in-store and window displays), marketing events and other related items.

In addition, management believes that the Brand is enhanced by philanthropic efforts, including charitable sponsorships and monetary and merchandise donations. The Company also periodically makes donations to The Tiffany & Co. Foundation, a private foundation established to support nonprofit organizations. The philanthropic efforts of this Foundation are primarily focused on environmental conservation.

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

MATERIAL DESIGNER LICENSE

Since 1974, Tiffany has been the sole licensee for the intellectual property rights necessary to make and sell jewelry and other products designed by Elsa Peretti and bearing her trademarks. The designs of Ms. Peretti accounted for 7%, 8% and 9% of the Company's worldwide net sales in 2019, 2018 and 2017, respectively.

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

The Peretti Agreement has a term that expires in 2032 and is binding upon Ms. Peretti, her heirs, estate, trustees and permitted assignees. During the term of the Peretti Agreement, Ms. Peretti may not sell, lease or otherwise dispose of her copyrights and trademarks unless the acquiring party expressly agrees with Tiffany to be bound by the

TIFFANY & CO.

provisions of the Peretti Agreement. The Peretti Agreement is terminable by Ms. Peretti in the event of a material breach by Tiffany (subject to a cure period) or upon a change of control of Tiffany or the Company. It is terminable by Tiffany only in the event of a material breach by Ms. Peretti or following an attempt by Ms. Peretti to revoke the exclusive license (subject, in each case, to a cure period).

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

The Company secures supplies of rough diamonds primarily through arrangements with diamond producers and, to a lesser extent, on the secondary market. Most of this supply comes from arrangements in which the Company accesses rough diamonds that are offered for sale (including as a sightholder), although with no contractual purchase obligation for such rough diamonds. A smaller portion of rough diamond purchases is made through agreements in which the Company is required to purchase a minimum volume of rough diamonds (anticipated to be approximately $30.0 million in 2020). All such supply arrangements are generally at the market price prevailing at the time of purchase.

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

In recent years, an average of approximately 75% (by volume) of the polished diamonds used in the Company's jewelry that are 0.18 carats and larger and individually registered ("individually registered diamonds") has been produced from rough diamonds that the Company has purchased. The balance of the Company's needs for individually registered diamonds is purchased from polishers or polished-diamond dealers generally through purchase orders for fixed quantities. The Company's relationships with polishers and polished-diamond dealers may be terminated at any time by either party, but such a termination would not discharge either party's obligations under unfulfilled purchase orders accepted prior to the termination. It is the Company's intention to continue to supply the substantial majority of its needs for individually registered diamonds, as well as a majority of its needs for melee diamonds of less than 0.18 carats used in the Company's jewelry, by purchasing rough diamonds.

Conflict Diamonds. Media attention has been drawn to the issue of "conflict" diamonds. This term is used to refer to diamonds extracted from war-torn geographic regions and sold by rebel forces to fund insurrection. Allegations have also been made that trading in such diamonds supports terrorist activities. Management believes that it is not possible in most purchasing scenarios to distinguish diamonds produced in conflict regions from diamonds produced in other regions once they have been polished. Therefore, concerned participants in the diamond trade, including the

TIFFANY & CO.

Company and nongovernment organizations, seek to exclude "conflict" diamonds, which represent a small fraction of the world's supply, from legitimate trade through an international system of certification and legislation known as the Kimberley Process Certification Scheme. All rough diamonds the Company buys, crossing an international border, must be accompanied by a Kimberley Process certificate and all trades of rough and polished diamonds must conform to a system of warranties that references the aforesaid scheme. It is not expected that such efforts will substantially affect the supply of diamonds. In addition, concerns over human rights abuses in Zimbabwe, Angola and the Democratic Republic of the Congo underscore that the aforementioned system has not deterred the production of diamonds in state-sanctioned mines under poor working conditions. The Company has informed its vendors that it does not intend to purchase Zimbabwean, Angolan or Congolese-produced diamonds. Accordingly, the Company has implemented the Diamond Source Warranty Protocol, which requires vendors to provide a warranty, and a qualified independent audit certificate, that loose polished diamonds were not obtained from Zimbabwean, Angolan or Congolese mines. As part of its diamond source initiative, the Company also requires its vendors to affirmatively state the region or country of origin of any polished diamonds sold to the Company that are 0.18 carats and larger and individually registered.

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

In addition, the supply and prices of rough and polished diamonds in the principal world markets have been and continue to be influenced by the Diamond Trading Company ("DTC"), an affiliate of the De Beers Group. Although the DTC's historical ability to control worldwide production has diminished due to its lower share of worldwide production and changing policies in diamond-producing countries, the DTC continues to supply a meaningful portion of the world market for rough, gem-quality diamonds and continues to impact diamond supply through its marketing and advertising initiatives. A significant portion of the diamonds that the Company purchased in 2019 had their source with the DTC.

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

TIFFANY & CO.

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

Watches. The Company sells TIFFANY & CO. brand watches, which are designed, produced, marketed and distributed through certain of the Company's subsidiaries. The Company has relationships with approximately 30 component and subassembly vendors to manufacture watches. The terms of the Company's contractual relationships with these vendors are substantially similar to those described under "Finished Jewelry" above. Sales of these TIFFANY & CO. brand watches represented approximately 1% of worldwide net sales in 2019, 2018 and 2017.

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

EMPLOYEES

As of January 31, 2020, the Company employed an aggregate of approximately 14,100 full-time and part-time persons. Of those employees, approximately 5,500 are employed in the United States.

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

TIFFANY & CO.

Item 1A. Risk Factors.

As is the case for any retailer, the Company's success in achieving its objectives and expectations is dependent upon general economic conditions, competitive conditions and consumer attitudes. However, certain factors are specific to the Company and/or the markets in which it operates. The following "risk factors" are specific to the Company; these risk factors affect the likelihood that the Company will achieve the objectives and expectations communicated by management. The risk factors described below are not the only ones faced by the Company and additional risks and uncertainties not presently known or that are currently deemed immaterial also may impair the Company's business operations. Management's strategies are subject to the risks described herein and may be subject to other risks that have not yet been identified.

(i) The announcement and pendency of the proposed Merger may adversely affect the Company's business, financial condition and results of operations.

Uncertainty about the effect of the proposed Merger on the Company's employees, customers, and other parties may have an adverse effect on the Company's business, financial condition and results of operations regardless of whether the proposed Merger is completed. These risks to the Company's business include, among others, the following, all of which may be exacerbated by a delay in the completion of the proposed Merger: (i) the impairment of the Company's ability to attract, retain, and motivate its employees; (ii) the diversion of significant management time and attention from ongoing business operations towards the completion of the proposed Merger; (iii) difficulties maintaining relationships with customers, suppliers and other business partners; (iv) delays or deferments of certain business decisions by the Company's customers, suppliers and other business partners; (v) the inability to pursue alternative business opportunities or make appropriate changes to the Company's business because the Merger Agreement requires the Company to, subject to certain exceptions, including as required by a Governmental Entity or by applicable Law (in each case as defined in the Merger Agreement), conduct its business in the ordinary course of business and to not engage in certain kinds of transactions prior to the completion of the proposed Merger without the prior written consent of Parent (such consent not to be unreasonably conditioned, withheld or delayed), even if such actions could prove beneficial; (vi) litigation relating to the proposed Merger and the costs related thereto; and (vii) the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger.

(ii) Failure to consummate the proposed Merger within the expected time frame or at all may have a material adverse impact on the Company's business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to various conditions, including, among others, customary conditions relating to (i) the receipt of certain non-U.S. regulatory approvals; (ii) clearance by the CFIUS; (iii) the absence of a law or order in effect that enjoins, prevents or otherwise prohibits the consummation of the proposed Merger or any other transactions contemplated under the Merger Agreement issued by a governmental entity; (iv) the absence of any legal proceeding seeking to enjoin, prevent or otherwise prohibit the consummation of the proposed Merger or any other transactions contemplated under the Merger Agreement instituted by a governmental entity of competent jurisdiction; and (v) the absence of a Material Adverse Effect (as defined in the Merger Agreement). There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

In connection with the proposed Merger, the Registrant and its directors were named as defendants in four lawsuits brought by purported stockholders challenging the proposed Merger and seeking various forms of injunctive relief and money damages. While the plaintiffs of these lawsuits have voluntarily dismissed their claims, the Registrant may be subject to additional future litigation challenging the proposed Merger. If any future plaintiffs are successful in obtaining an injunction prohibiting the consummation of the proposed Merger, then such injunction may prevent the Merger from becoming effective within the expected time frame or at all, either of which could have a material adverse impact on the Company's business, financial condition and results of operations.

The Merger Agreement also provides that the Merger Agreement may be terminated by the Company or Parent under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement, the Company will be required to pay Parent a termination fee of $575.0 million. Depending on the circumstances requiring the Company to make this payment, doing so may materially adversely affect its business, financial condition and results of operations.

TIFFANY & CO.

There can be no assurance that an adequate remedy will be available to the Company in the event of a breach of the Merger Agreement by Parent or its affiliates or that the Company will, wholly or partially, recover for any damages incurred by it in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of the Company among its customers or in the investment community or business community generally. Further, any disruptions to the Company's business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in the Company's relationships with its customers, partners, suppliers and employees, may continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $135.00 per share or higher, on terms acceptable to the Company, the share price of the Company's Common Stock will likely decline to the extent that the current market price of the Company's Common Stock reflects an assumption that the proposed Merger will be completed. Also, the Company has incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger, for which it will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by the Company if the proposed Merger is not completed and may relate to activities that the Company would not have undertaken other than to complete the proposed Merger.

(iii) The recent outbreak of the novel coronavirus has had a significant effect on the Company's sales results to date in fiscal 2020, and could have a significant negative impact on the Company's business, revenues, financial condition and results of operations in that year.

An outbreak of a novel strain of coronavirus, COVID-19, was identified in Wuhan, China in December 2019 and was subsequently recognized as a pandemic by the World Health Organization on March 11, 2020. This coronavirus outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. These actions have expanded significantly in the past several weeks and are expected to continue to expand in scope, type and impact. For example, on March 15, 2020, following an unscheduled meeting of the Federal Open Market Committee, the United States Federal Reserve reduced the target range for the federal funds rate to 0 to 0.25 percent, down from a range of 1 to 1.25 percent, in connection with the coronavirus's impact on the United States' economy.

In recent weeks, this coronavirus outbreak and the related preventative and protective actions have impacted the Company's business globally, including through store closures, reductions in operating hours and/or decreased store traffic. For example, from January 24 through March 19, 2020, management estimates that this coronavirus outbreak contributed to the loss of approximately 30 out of 54 retail trading days (accounting for the effect of individual store closures as well as reductions in store operating hours) across all of the Company's stores in the Chinese Mainland. In addition, as of March 19, 2020, the Company has temporarily closed all of its stores in the United States and Canada, and has temporarily closed nearly all of its stores across Europe and the United Kingdom. The Company has also experienced significantly reduced customer traffic from January 24 through March 19 in its stores that have been open during such period, which management believes has resulted in part from a reduction in tourism as well as restrictions on travel and limitations affecting individuals' ability to spend time in public areas. All of the foregoing developments have had a significant effect on the Company's sales results to date in its fiscal year ending January 31, 2021 ("fiscal 2020") and are expected to continue to have a significant effect on its financial results. These developments and effects are expected to continue and may also significantly affect the Company's business in other geographic areas where this coronavirus has spread and may continue to spread.

The Company's business is particularly sensitive to reductions in discretionary consumer spending. The Company cannot predict the degree to, or the time period over, which its business will be affected by this coronavirus outbreak. For example, this coronavirus outbreak could continue to impede global economic activity, leading to a further decline in discretionary spending by local customers and tourists, and resulting in additional significant effects on the Company's business, revenues, financial condition and results of operations. There are numerous uncertainties associated with this coronavirus outbreak, including the number of individuals who will become infected, whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used, the extent of the protective and preventative measures that have been put in place by both governmental entities and other businesses and those that may be put in place in the future,

TIFFANY & CO.

whether the virus's impact will be seasonal and numerous other uncertainties. The Company intends to continue to execute on its strategic plans and operational initiatives during the coronavirus outbreak. However, the aforementioned uncertainties may result in delays or modifications to these plans and initiatives.

This coronavirus outbreak has also impacted, and may continue to impact, the Company's office locations, manufacturing and servicing facilities and distribution centers, as well as those of its third party vendors, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of raw materials or components. For example, the Company has experienced reduced capacity in its manufacturing and servicing facilities in New York as a result of state-imposed temporary occupancy restrictions, as well as a government-mandated temporary closure of its diamond processing operation in Mauritius. This coronavirus outbreak may also impact distribution and logistics providers' ability to operate or increase their operating costs. These supply chain effects may negatively affect the Company's ability to meet consumer demand and may increase the Company's costs of production and distribution.

For the reasons set forth above and other reasons that may come to light if this coronavirus outbreak and any associated protective or preventative measures expand, as of the date hereof, the Company cannot reasonably estimate the impact to the Company's business, revenues, financial condition or results of operations; however, such impact could be significantly negative.

(iv) Challenging global economic conditions and related low levels of consumer confidence over a prolonged period of time could adversely affect the Company's sales and earnings.

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

(v) Sales may decline or remain flat in the Company's fourth fiscal quarter, which includes the Holiday selling season.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Poor sales results during the fourth quarter would have an adverse effect on annual earnings and inventories in the short term.

(vi) The Company conducts operations globally, the risks of which could increase its costs, reduce its profits or disrupt its business.

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

TIFFANY & CO.

•	uncertainties from changes in U.S. or foreign taxation policies;

•	compliance by third party vendors and suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations;

•	import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements;

•
political or economic instability in foreign countries, including the potential for rapid and unexpected changes in government, economic and political policies, such as the U.K.'s recent exit from the European Union ("E.U."), as discussed below;

•	political or civil unrest, including protests and other civil disruption, such as the ongoing business disruption in Hong Kong;

•
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

Changes in these regulatory, political, economic, or monetary policies and other factors could require the Company to significantly modify its current business practices and may adversely affect its future financial results. For example, the Company could be adversely impacted by U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting China and, the E.U., as well as retaliatory tariffs by such countries. Such tariffs and, if enacted, any further legislation or actions taken by the U.S. government that restrict trade, such as additional tariffs or trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia and elsewhere, could have a negative effect on the Company's ability to sell products in those markets.

Additionally, in June 2016, voters in the U.K. approved an advisory referendum to withdraw from the E.U., commonly referred to as "Brexit." On January 31, 2020, the U.K. officially terminated its membership in the E.U. pursuant to the terms of a withdrawal agreement concluded between the U.K. and E.U. Among other terms, the withdrawal agreement provides for a transition period through December 31, 2020, during which the U.K.'s existing trade relationship with the E.U. will remain in place and the U.K. will continue to follow the E.U.'s rules. Negotiations during the transition period to determine the U.K.'s future relationship with the E.U., including the terms of a future trade deal, are expected to be complex and it is not clear at this time what, if any, agreements will be reached by the current December 31, 2020 transition period deadline. Changes related to Brexit could significantly disrupt the free movement of goods, services, and people between the U.K. and the E.U., and result in potential higher costs of conducting business in Europe. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations in the U.K. and the E.U. The Company may incur additional costs and expenses as it adapts to these potentially divergent regulatory frameworks, and may face additional complexity with regard to immigration and travel rights for its employees located in the U.K. and the E.U. There may also be similar referendums or votes in other European countries in which the Company does business. The U.K.'s withdrawal from the E.U. and the uncertainty surrounding the terms of this withdrawal, as well as the impact of any similar circumstances that may arise elsewhere in Europe, could increase the Company's costs and adversely impact consumer and investor confidence.

While these factors, and the effect thereof, are difficult to predict, any one or more of them could lower the Company's revenues, increase its costs, reduce its earnings or disrupt its business.

TIFFANY & CO.

(vii) Revisions to the U.S. tax code, including changes in the guidance related to, or interpretation and application of, such revisions could materially affect the Company's tax obligations, provision for income taxes and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the 2017 U.S. Tax Cuts and Jobs Act (the "2017 Tax Act"), which significantly affected U.S. tax law by changing how the U.S. imposes income tax on U.S. taxpayers. In particular, these changes impact the U.S. taxation of earnings in the jurisdictions in which the Company operates, the measurement of its deferred tax assets and liabilities and the tax impact in the event the Company were to repatriate the earnings of its non-U.S. subsidiaries to the U.S. The provisions of the 2017 Tax Act may be subject to further interpretation by the U.S. Treasury Department and the Internal Revenue Service, which have broad authority to issue regulations and interpretative guidance that may significantly impact how the Company will apply such provisions. Further regulatory or accounting guidance regarding the 2017 Tax Act could materially affect the Company's future financial results.

(viii) A strengthening of the U.S. dollar against foreign currencies would negatively affect the Company's sales and profitability.

The Company operates retail stores in more than 20 markets outside of the U.S. and, as a result, is exposed to market risk from fluctuations in foreign currency exchange rates, including, among others, the Japanese Yen, Euro, British Pound and Chinese Yuan. In 2019, sales in countries outside of the U.S. in aggregate represented a substantial portion of the Company's net sales and earnings from operations. A strengthening of the U.S. dollar against foreign currencies would require the Company to raise its retail prices in various locations outside of the U.S. in order to maintain its worldwide relative pricing structure, or reduce its profit margins. Consumers in those markets may not accept significant price increases on the Company's goods; thus, there is a risk that a strengthening of the U.S. dollar would result in reduced sales and profitability. In addition, a weakening of any foreign currency relative to other currencies may negatively affect spending by foreign tourists in the various regions where the Company operates retail stores which would adversely affect its net sales and profitability.

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

(ix) Political activities, regional instability and/or conflict, public health crises or similar events could disrupt tourist travel and local consumer spending.

Regional and global conflicts or crises, such as military actions, terrorist activities and natural disasters, geopolitical or regulatory developments (and any related protests), public health crises and other similar events and conditions in the various regions and cities where the Company operates retail stores may negatively affect spending by both foreign tourists and local consumers. The Company's retail stores, many of which are located in major metropolitan areas globally, may in fact have close proximity to the locations of such events – for example, the Company's operations in Hong Kong have experienced significant business disruptions since the beginning of the protests in that market in 2019. The occurrence of the types of events or conditions described above, or the related effect of security measures implemented to address the possibility of such occurrences, could affect consumer traffic and/or spending in one or more of the Company's locations, which could adversely affect the Company's sales and earnings.

(x) Changes in the Company's product or geographic sales mix could affect the Company's profitability.

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

TIFFANY & CO.

(xi) Metrics the Company may report that are based on customer data it collects are subject to inherent challenges in measurement, and inaccuracies in that data or the resulting metrics could lead to decisions that adversely impact the Company's business.

The Company regularly reviews customer sales and similar data to evaluate retail sales trends, measure its performance and make strategic decisions. The Company reviews its sales data attributed to local customers, which the Company defines as sales to customers who identify themselves as being residents of the same country as the retail store in which the applicable sale was completed, and sales attributed to foreign tourists, which the Company defines as sales to customers who identify themselves as being residents of a different country than the country of the retail store in which the applicable sale was completed, to evaluate growth and other sales trends within the Company's global customer base. These metrics are calculated using internal Company data that reflects residency information self-reported by its customers at the time of sale, or, for customers who do not self-report, that is based on certain pre-established default assumptions. While the Company believes this to be a reasonable method for collecting the applicable data, there are inherent challenges in collecting such data and measuring these aspects of its sales performance across its global customer population. For example, the default assumptions referred to above could result in a significant understatement or overstatement of sales attributed to local customers or foreign tourists. In addition, the collected data has not been validated by an independent third party, and the resulting metrics may differ from similar estimates published by third parties or from similarly titled metrics of other retailers.

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

(xii) Increases in costs of diamonds, other gemstones and precious metals or reduced supply availability may adversely affect the Company's ability to produce and sell products at desired profit margins.

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

(xiii) The Company may be unable to secure and retain sufficient space for its retail stores in prime locations, and maintaining the Company's brand image and desirability to consumers requires significant investment in store construction, maintenance and periodic renovation.

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

For example, in 2018, the Company announced its plans to undertake a complete renovation of the New York Flagship store. The New York Flagship store closed in January 2020, at which time the Company began its complete renovation and temporarily moved its operations to the "Tiffany Flagship Next Door" at 6 East 57th Street. This

TIFFANY & CO.

renovation is expected to be completed in the fourth quarter of 2021. The full renovation project will require significant capital investment and may result in business and/or consumer traffic disruptions. Significant delays or cost overruns are also possible during the construction period, which could significantly increase the cost of this renovation project and adversely impact the Company's future financial results. There can be no assurance that the results of this renovation project will appeal to the Company's customers or will increase the Company's sales or profitability.

(xiv) The value of the TIFFANY & CO. and TIFFANY trademarks could decline due to third-party use and infringement.

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

(xv) The Company's business is dependent upon the distinctive appeal of the TIFFANY & CO. brand.

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

(xvi) Any material disruption of, or a failure to successfully implement or make changes to, information systems could negatively impact the Company's business.

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

TIFFANY & CO.

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

(xvii) New and existing data privacy laws and/or a significant data security breach of the Company's information systems could increase the Company's operational costs, subject the Company to claims and otherwise adversely affect its business.

The protection of customer, employee and Company information is important to the Company, and its customers and employees expect that their personal data will be adequately protected. In addition, the regulatory environment surrounding information security and data privacy is becoming increasingly demanding, with evolving requirements in respect of personal data use and processing, including significant penalties for non-compliance, in the various jurisdictions in which the Company does business. For example, the E.U. General Data Protection Regulation that came into force in 2018, as well as the California Consumer Privacy Act that came into force on January 1, 2020, have caused, and will continue to cause, the Company to incur additional compliance costs related thereto. Although the Company has developed and implemented systems, policies, procedures and internal controls that are designed to protect personal data and Company information, prevent data loss and other security breaches, and otherwise identify, assess and analyze cybersecurity risks, such measures cannot provide absolute security. For example, the Company faces a complex and evolving threat landscape in which cybercriminals, nation-states and "hacktivists" employ a complex array of techniques designed to access personal data and other information, including the use of stolen access credentials, malware, ransomware, phishing, structured query language ("SQL") injection attacks and distributed denial-of-service attacks, which may penetrate the Company's systems despite its extensive and evolving protective information security measures. Further, the Company relies on its software and hardware providers to issue timely patches for known vulnerabilities; however, the failure of software and hardware companies to release or to timely release effective patching and the Company's reliance on patches or inability to patch software and hardware vulnerabilities, could expose it to increased risk of attack, data loss and data breach. The Company has experienced, and expects to continue to experience, attempts from cybercriminals and other third parties to gain unauthorized access to its information technology and other information systems. Although these attempts have not had a material impact on the Company to date, in the future the Company could experience attacks that could have a material adverse effect on its business, financial condition or results of operations.

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

TIFFANY & CO.

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

(xviii) The loss or a prolonged disruption in the operation of the Company's centralized distribution centers could adversely affect its business and operations.

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

(xix) The loss or a prolonged disruption in the operation of the Company's internal manufacturing facilities could adversely affect its business and operations.

The Company's internal manufacturing facilities produce approximately 60% of the jewelry sold by the Company. Any prolonged disruption to their operations would require the Company to seek alternate sources of production and could have a negative effect on inventory availability and sales until such sources are established.

(xx) If the Company is unable to effectively anticipate and respond to changes in consumer preferences and shopping patterns, or introduce new products or programs that appeal to new or existing customers, the Company's sales and profitability could be adversely affected.

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

(xxi) Environmental and climate changes could affect the Company's business.

The Company operates retail stores in more than 20 markets and has both domestic and foreign manufacturing operations that are susceptible to the risks associated with climate change. Such risks include those related to the physical impacts of climate change, such as more frequent and severe weather events and/or long term shifts in climate patterns, and risks related to the transition to a lower-carbon economy, such as reputational, market and/or regulatory risks. Climate change and climate events could result in social, cultural and economic disruptions in these areas, including supply chain disruptions, the disruption of local infrastructure and transportation systems that could limit the ability of the Company's employees and/or its customers to access the Company's stores or manufacturing locations, damage to such stores or locations or reductions in material availability and quality. These events could also compound adverse economic conditions and impact consumer confidence and discretionary spending. Despite the fact that the Company is pursuing numerous initiatives to reduce its environmental footprint, including efforts related to energy efficiency, renewable energy use and carbon offsets, there remains the risk that insufficient global cooperation could lead to increased negative impacts from climate change. While the Company has an ongoing

TIFFANY & CO.

program for reviewing its vulnerability to the impacts of severe weather events and other risks associated with climate change, these events could nonetheless negatively affect the Company's business and operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company leases its various store premises (other than the New York Flagship store, which is owned by the Company) under arrangements that generally range from 3 to 10 years. The following table provides information on the number of locations and square footage of Company-operated TIFFANY & CO. stores as of January 31, 2020:

	Total Stores	Total Gross Retail Square Footage	Gross Retail Square Footage Range	Average Gross Retail Square Footage
Americas*:
New York Flagship	1	45,500	45,500	45,500
Other stores	123	690,000	1,100-17,600	5,600
Asia-Pacific	91	282,400	700-13,400	3,100
Japan:
Tokyo Ginza	1	13,300	13,300	13,300
Other stores	57	149,000	700-7,500	2,600
Europe:
London Old Bond Street	1	22,400	22,400	22,400
Other stores	47	165,700	400-18,200	3,500
Emerging Markets	5	9,200	400-3,600	1,800
Total	326	1,377,500	400-45,500	4,200
* The total gross retail square footage for the New York Flagship is through its closure for renovation in January 2020, and Other stores does not include the total gross retail square footage for the Tiffany Flagship Next Door.

Excluded from the store count and square footage amounts above are pop-up stores (stores with lease terms of 24 months or less).

NEW YORK FLAGSHIP STORE

The Company owns the building, but not the air rights above the building, housing its New York Flagship store at 727 Fifth Avenue, which was designed to be a retail store for Tiffany and is well located for this function. In 2018, the Company announced its plans to undertake a complete renovation of the New York Flagship store. The New York Flagship store closed in January 2020, at which time the Company began its complete renovation and temporarily moved its operations to the "Tiffany Flagship Next Door" at 6 East 57th Street. This renovation is expected to be completed in the fourth quarter of 2021. Sales in this store represented less than 10% of worldwide net sales in 2019, 2018 and 2017.

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

MANUFACTURING AND DESIGN FACILITIES

The Company owns and operates jewelry manufacturing facilities in Cumberland, Rhode Island and Lexington, Kentucky, leases a jewelry manufacturing facility in Pelham, New York, leases a facility in the Dominican Republic which performs certain functions such as jewelry polishing and assembly and leases a facility containing its Jewelry Design and Innovation Workshop in New York, New York. Lease expiration dates range from 2023 to 2029. The owned and leased facilities total approximately 244,000 square feet.

The Company leases a facility in Belgium and owns facilities in Botswana, Cambodia, Mauritius and Vietnam (although the land in Botswana, Cambodia and Vietnam is leased) that prepare, cut and/or polish rough diamonds for use by Tiffany. These facilities total approximately 277,000 square feet and the lease expiration dates range from 2020 to 2062.

Item 3. Legal Proceedings.

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

Merger-related Litigation. As previously disclosed, on December 30, 2019 and January 3, 2020, purported stockholders of the Registrant filed complaints against the Registrant and the members of the Board of Directors of the Registrant in the United States District Court for the Southern District of New York and in the United States District Court for the District of Delaware, captioned Stein v. Tiffany & Co., et al., Case No. 1:19-cv-11926 (S.D.N.Y.), and Thompson v. Tiffany & Co., et al., Case No. 1:20-cv-00009 (D. Del.), respectively. The complaints alleged that a preliminary version of the proxy statement that the Registrant filed with the SEC on December 18, 2019 was materially incomplete, false or misleading in certain respects. On January 8, 2020, two additional complaints were filed against the Registrant and the members of the Board of Directors of the Registrant in the United States District Court for the Southern District of New York by purported stockholders of the Registrant, captioned Federman v. Tiffany & Co., et al., Case No. 1:20-cv-00159 (S.D.N.Y.), and Daka v. Tiffany & Co., et al., Case No. 1:20-cv-00170 (S.D.N.Y.), respectively. The complaints alleged that the Definitive Proxy Statement was materially incomplete, false or misleading in certain respects. Each of the four aforementioned Stein, Thompson, Federman and Daka actions purported to seek injunctive relief and money damages. The plaintiffs in all of the Stein, Thompson, Federman and Daka actions have since voluntarily dismissed their actions.

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted

TIFFANY & CO.

the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment before the Second Circuit Court of Appeals. A three-judge panel presided over an appellate hearing on January 23, 2020, and that panel's decision is pending. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of January 31, 2020. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2021.

Item 4. Mine Safety Disclosures.

Not Applicable.

TIFFANY & CO.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In calculating the aggregate market value of the voting stock held by non-affiliates of the Company shown on the cover page of this Annual Report on Form 10-K, 761,162 shares of Common Stock beneficially owned by the executive officers and directors of the Company (exclusive of shares which may be acquired on exercise of stock options) were excluded, on the assumption that certain of those persons could be considered "affiliates" under the provisions of Rule 405 promulgated under the Securities Act of 1933, as amended.

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "TIF". On March 16, 2020, the high and low selling prices quoted on such exchange were $126.42 and $115.09. On March 16, 2020, there were 13,106 holders of record of the Company's Common Stock.

The following graph compares changes in the cumulative total shareholder return on the Company's Common Stock for the previous five fiscal years to returns for the same five-year period on (i) the Standard & Poor's 500 Stock Index and (ii) the Standard & Poor's 500 Consumer Discretionary Index. Cumulative shareholder return is defined as changes in the closing price of the stock and such indices, plus the reinvestment of any dividends paid. The graph assumes an investment of $100 on January 31, 2015 in the Company's Common Stock and in each of the two indices, as well as the reinvestment of any subsequent dividends. The increase in the cumulative shareholder return on the Company's Common Stock for the year ended January 31, 2020 primarily reflects the acquisition price of $135.00 per share of Common Stock related to the proposed Merger. See "Item 1. Business - Entry into Merger Agreement" for additional information regarding the proposed Merger.

Total returns are based on market capitalization; indices are weighted at the beginning of each period for which a return is indicated. The stock performance shown in the graph is not intended to forecast or to be indicative of future performance.

TIFFANY & CO.

	1/31/15	1/31/16	1/31/17	1/31/18	1/31/19	1/31/20
Tiffany & Co.	$ 100.00	$ 75.10	$ 94.93	$ 131.35	$ 111.54	$ 172.32
S&P 500 Stock Index	100.00	99.33	119.24	150.73	147.24	179.17
S&P 500 Consumer Discretionary Index	100.00	107.77	125.53	161.93	164.71	192.26

Dividends

It is the Company's policy to pay a quarterly dividend on its Common Stock, subject to declaration by its Board of Directors. In 2018, a dividend of $0.50 per share of Common Stock was paid on April 10, 2018. On May 24, 2018, the Company announced a 10% increase in its regular quarterly dividend rate to a new rate of $0.55 per share of Common Stock, which was paid on July 10, 2018, October 10, 2018 and January 10, 2019.

A dividend of $0.55 per share of Common Stock was paid on April 10, 2019. On June 4, 2019, the Company announced a 5% increase in its regular quarterly dividend rate to a new rate of $0.58 per share of Common Stock, which was paid on July 10, 2019, October 10, 2019 and January 10, 2020.

Issuer Purchases of Equity Securities

In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. As of January 31, 2020, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company did not repurchase any shares of its Common Stock during the fourth quarter of 2019 pursuant to the 2018 Program, and does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the Merger or earlier termination of the Merger Agreement.

TIFFANY & CO.

Item 6. Selected Financial Data.

The following table sets forth selected financial data, certain of which have been derived from the Company's consolidated financial statements for fiscal years 2015-2019, which ended on January 31 of the following calendar year:

(in millions, except per share amounts, percentages, ratios, stores and employees)	2019 [b,c]	2018 [c]	2017 [d]	2016 [e]	2015 [f]
EARNINGS DATA
Net sales	$4,424.0	$4,442.1	$4,169.8	$4,001.8	$4,104.9
Gross profit	2,761.9	2,811.0	2,610.7	2,499.0	2,505.2
Selling, general & administrative expenses	2,029.3	2,020.7	1,801.3	1,752.6	1,706.1
Earnings from operations	732.6	790.3	809.4	746.4	799.1
Net earnings	541.1	586.4	370.1	446.1	463.9
Net earnings per diluted share	4.45	4.75	2.96	3.55	3.59
Weighted-average number of diluted common shares	121.6	123.5	125.1	125.5	129.1
BALANCE SHEET AND CASH FLOW DATA
Total assets [a]	$6,660.1	$5,333.0	$5,468.1	$5,097.6	$5,121.6
Cash and cash equivalents	874.7	792.6	970.7	928.0	843.6
Inventories, net	2,463.9	2,428.0	2,253.5	2,157.6	2,225.0
Short-term borrowings and long-term debt (including current portion)	1,032.0	996.8	1,003.5	1,107.1	1,095.8
Stockholders' equity	3,335.4	3,130.9	3,248.2	3,028.4	2,929.5
Working capital [a]	2,905.1	3,041.4	3,258.5	2,940.8	2,778.5
Cash flows from operating activities	670.9	531.8	932.2	705.7	817.4
Capital expenditures	320.6	282.1	239.3	222.8	252.7
Stockholders' equity per share	27.53	25.77	26.10	24.33	23.10
Cash dividends paid per share	2.29	2.15	1.95	1.75	1.58
RATIO ANALYSIS AND OTHER DATA
As a percentage of net sales:
Gross profit	62.4%	63.3%	62.6%	62.4%	61.0%
Selling, general & administrative expenses	45.9%	45.5%	43.2%	43.8%	41.6%
Earnings from operations	16.6%	17.8%	19.4%	18.7%	19.5%
Net earnings	12.2%	13.2%	8.9%	11.1%	11.3%
Capital expenditures	7.2%	6.4%	5.7%	5.6%	6.2%
Return on average assets [a]	9.0%	10.9%	7.0%	8.7%	9.0%
Return on average stockholders' equity	16.7%	18.4%	11.8%	15.0%	16.1%
Total debt-to-equity ratio	30.9%	31.8%	30.9%	36.6%	37.4%
Dividends as a percentage of net earnings	51.1%	45.0%	65.5%	49.0%	43.8%
Company-operated TIFFANY & CO. stores	326	321	315	313	307
Number of employees	14,100	14,200	13,100	11,900	12,200

TIFFANY & CO.

NOTES TO SELECTED FINANCIAL DATA

a.
In connection with the adoption of ASC 842 – Leases on February 1, 2019, the Company established a lease liability and corresponding right-of-use asset on the Consolidated Balance Sheet. The following amounts are recorded on the Consolidated Balance Sheet for operating leases as of January 31, 2020: (i) Operating lease right-of-use asset of $1.1 billion; (ii) Current portion of operating lease liabilities of $202.8 million and (iii) Long-term portion of operating lease liabilities of $1.0 billion. See "Item 8. Financial Statements and Supplementary Data - Note C. Summary of Significant Accounting Policies and Note K. Leases" for additional information.

b.
Financial information and ratios for 2019 include $21.2 million of pre-tax expense ($17.1 million after tax expense, or $0.14 per diluted share) related to the proposed Merger. See "Item 8. Financial Statements and Supplementary Data - Note B. Entry into Merger Agreement" for additional information.

c.
Financial information and ratios for 2019 and 2018 reflect a lower effective income tax rate, primarily resulting from the 2017 U.S. Tax Cuts and Jobs Act. See "Item 8. Financial Statements and Supplementary Data - Note P. Income Taxes" for additional information.

d.
Financial information and ratios for 2017 include $146.2 million, or $1.17 per diluted share, of net tax expense related to the enactment of the 2017 U.S. Tax Cuts and Jobs Act. See "Item 8. Financial Statements and Supplementary Data - Note P. Income Taxes" for additional information.

e.	Financial information and ratios for 2016 include the following amounts, totaling $38.0 million of pre-tax expense ($24.0 million after tax expense, or $0.19 per diluted share):

•
$25.4 million of pre-tax expense ($16.0 million after tax expense, or $0.13 per diluted share) associated with an asset impairment charge related to software costs capitalized in connection with the development of a finished goods inventory management and merchandising information system; and

•
$12.6 million of pre-tax expense ($8.0 million after tax expense, or $0.06 per diluted share) associated with impairment charges related to financing arrangements with diamond mining and exploration companies.

f.	Financial information and ratios for 2015 include the following amounts, totaling $46.7 million of pre-tax expense ($29.9 million after tax expense, or $0.24 per diluted share):

•
$37.9 million of pre-tax expense ($24.3 million after tax expense, or $0.19 per diluted share) associated with impairment charges related to a financing arrangement with Koidu Limited, a diamond mining and exploration company; and

•
$8.8 million of pre-tax expense ($5.6 million after tax expense, or $0.05 per diluted share) associated with severance related to staffing reductions and subleasing of certain office space for which only a portion of the Company's future rent obligations would be recovered.

TIFFANY & CO.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes. All references to years relate to fiscal years which ended on January 31 of the following calendar year.

ENTRY INTO MERGER AGREEMENT

On November 24, 2019, Tiffany & Co. (the "Registrant") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Registrant, LVMH Moët Hennessy - Louis Vuitton SE, a societas Europaea (European company) organized under the laws of France ("Parent"), Breakfast Holdings Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent ("Holding"), and Breakfast Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Holding ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Registrant (the "Merger"), with the Registrant continuing as the surviving company in the Merger and a wholly owned indirect subsidiary of Parent.

For additional information related to the Merger Agreement, please refer to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the "SEC") on January 6, 2020 and "Item 1. Business – Entry into Merger Agreement."

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

TIFFANY & CO.

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

Management is focused on increasing the frequency of store and website visits and the percentage of store and website visitors who make a purchase, as well as optimizing utilization of store square footage, and growing sales, average price per unit sold and sales per square foot.

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

•	To maintain a capital structure that provides financial strength and the ability to invest in strategic initiatives.

2019 SUMMARY

•
Worldwide net sales were approximately unchanged compared to the prior year. Comparable sales decreased 1% from the prior year. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales increased 1% and comparable sales were approximately unchanged.

•
The Company added a net of five TIFFANY & CO. stores (opening four in Japan, two in the Americas, two in Asia-Pacific and one in Europe, while closing two stores in the Americas, one store in Asia-Pacific and one store in Japan) and relocated or renovated 18 existing stores. Gross retail square footage increased 3%, net.

TIFFANY & CO.

•
Earnings from operations as a percentage of net sales ("operating margin") decreased 120 basis points, which included the impact of costs recorded in 2019 related to the proposed Merger, as described below under "Non-GAAP Measures." Excluding these costs, operating margin decreased 80 basis points due to a decrease in gross margin.

•	The Company's effective income tax rate increased to 21.6% in 2019 from 21.1% in 2018.

•
Net earnings decreased to $541.1 million, or $4.45 per diluted share, in 2019 from $586.4 million, or $4.75 per diluted share, in 2018. Net earnings in 2019 included the impact of costs related to the proposed Merger, as described below under "Non-GAAP Measures." Excluding these costs, net earnings decreased to $558.2 million, or $4.59 per diluted share.

•	Inventories, net did not change significantly from 2018.

•
Cash flow from operating activities was $670.9 million in 2019, compared with $531.8 million in 2018. Free cash flow (see "Non-GAAP Measures") was $350.3 million in 2019, compared with $249.7 million in 2018.

•
The Company returned capital to shareholders by paying regular quarterly dividends (which were increased 5% effective July 2019 to $0.58 per share, or an annualized rate of $2.32 per share) and by repurchasing 1.8 million shares of its Common Stock for $163.4 million.

NOVEL CORONAVIRUS

As discussed under "Item 1A. Risk Factors," an outbreak of a novel strain of the coronavirus, COVID-19, was recently identified in China and has subsequently been recognized as a pandemic by the World Health Organization. This coronavirus outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Management expects that these actions could have a negative impact on local and tourist spending around the world. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. These actions have expanded significantly in the past several weeks and are expected to continue to expand. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time, although the aforementioned actions and related impacts are expected to continue and may also significantly affect the Company's business in other geographic areas in which the coronavirus has spread and may continue to spread. The Company intends to continue to execute on its strategic plans and operational initiatives during the coronavirus outbreak. However, the uncertainties associated with the protective and preventative measures being put in place or recommended by both governmental entities and other businesses, among other uncertainties, may result in delays or modifications to these plans and initiatives.

As a result, this coronavirus outbreak has had a significant effect on the Company's sales results to date in fiscal 2020 and is expected to continue to have a significant effect on its financial results during the current fiscal year. For example, from January 24 through March 19, 2020, management estimates that this coronavirus outbreak contributed to the loss of approximately 30 out of 54 retail trading days (accounting for the effect of individual store closures as well as reductions in store operating hours) across all of the Company's stores in the Chinese Mainland. In addition, as of March 19, 2020, the Company has temporarily closed all of its stores in the United States and Canada, and has temporarily closed nearly all of its stores across Europe and the United Kingdom. The Company has also experienced significantly reduced customer traffic from January 24 through March 19 in its stores that have been open during such period, which management believes has resulted in part from a reduction in tourism as well as restrictions on travel and limitations affecting individuals' ability to spend time in public areas, with attendant sales declines to date in fiscal 2020 in those stores.

TIFFANY & CO.

RESULTS OF OPERATIONS

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019 for a comparative discussion of the Company's operating results and financial condition for its fiscal years ended January 31, 2019 and 2018.

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

	2019			2018
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	—%	(1)%	1%	7%	1%	6%
Americas	(2)	—	(2)	5	—	5
Asia-Pacific	2	(3)	5	13	—	13
Japan	1	1	—	8	2	6
Europe	(1)	(3)	2	3	1	2
Other	(2)	—	(2)	(20)	—	(20)

Comparable Sales:
Worldwide	(1)%	(1)%	—%	4%	—%	4%
Americas	(2)	—	(2)	5	—	5
Asia-Pacific	(1)	(4)	3	5	—	5
Japan	—	1	(1)	7	2	5
Europe	(1)	(3)	2	(2)	1	(3)
Other	(9)	—	(9)	(15)	—	(15)

TIFFANY & CO.

	2019			2018
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Jewelry sales by product category:
Jewelry collections	2%	(1)%	3%	11%	—%	11%
Engagement jewelry	(2)	(2)	—	4	—	4
Designer jewelry	(6)	(1)	(5)	(1)	—	(1)

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items provides a useful supplemental basis for the assessment of the Company's results relative to the corresponding period in the prior year. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in millions, except per share amounts)	GAAP	Charges related to the proposed Merger [a]	Non-GAAP
Year Ended January 31, 2020
Gross Profit	$2,761.9	$1.0	$2,762.9
As a % of sales	62.4%	0.1%	62.5%
Selling, general & administrative expenses	2,029.3	(20.2)	2,009.1
As a % of sales	45.9%	(0.5)%	45.4%
Earnings from operations	732.6	$21.2	753.8
As a % of sales	16.6%	0.4%	17.0%
Provision for income taxes	149.2	$4.1	153.3
Effective income tax rate	21.6%	(0.1)	21.5%
Net earnings	541.1	17.1	558.2
Diluted earnings per share	4.45	0.14	4.59

[a]	Costs recorded in 2019 related to the proposed Merger. See "Item 8. Financial Statements and Supplementary Data - Note B. Entry into Merger Agreement" for additional information.

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

(in millions)	2019	2018	2017
Net cash provided by operating activities [a]	$670.9	$531.8	$932.2
Less: Capital expenditures [a]	(320.6)	(282.1)	(239.3)
Free cash flow	$350.3	$249.7	$692.9

[a]	See "Liquidity and Capital Resources" below for further information on the Company's cash flows.

TIFFANY & CO.

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

Net sales by segment were as follows:

(in millions)	2019	% of Total Net Sales	2018	% of Total Net Sales	2017	% of Total Net Sales	2019 vs 2018 % Change in Net Sales	2018 vs 2017 % Change in Net Sales
Americas	$1,924.0	43%	$1,960.3	44%	$1,870.9	45%	(2)%	5%
Asia-Pacific	1,258.2	28	1,239.0	28	1,095.0	26	2	13
Japan	649.8	15	643.0	15	596.3	14	1	8
Europe	498.3	11	504.4	11	489.0	12	(1)	3
Other	93.7	2	95.4	2	118.6	3	(2)	(20)
	$4,424.0		$4,442.1		$4,169.8		—%	7%

Net Sales — 2019 compared with 2018. In 2019, worldwide net sales were approximately unchanged compared to 2018. On a constant-exchange-rate basis, worldwide sales increased 1%.

In 2019, jewelry sales represented 92% of worldwide net sales. Jewelry sales by product category were as follows:

(in millions)	2019	2018	$ Change	% Change
Jewelry collections	$2,420.2	$2,374.3	$45.9	2%
Engagement jewelry	1,139.5	1,157.4	(17.9)	(2)
Designer jewelry	514.1	544.5	(30.4)	(6)

The increase in net sales in the Jewelry collections category was driven primarily by the Tiffany T collection and High jewelry, partially offset by softness in other collections, while net sales in the Engagement jewelry and Designer jewelry categories reflected decreases across the categories.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/ Other	Total
Americas	$(39.4)	$3.4	$(0.3)	$(36.3)
Asia-Pacific	(5.7)	0.6	24.3	19.2
Japan	2.4	4.7	(0.3)	6.8
Europe	(6.9)	2.3	(1.5)	(6.1)

TIFFANY & CO.

In 2019, jewelry sales represented 89%, 98%, 93% and 96% of total net sales in the Americas, Asia-Pacific, Japan and Europe, respectively. Changes in jewelry sales relative to the prior year were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Americas	10%	—%	(12)%
Asia-Pacific	8	(3)	(7)
Japan	3	1	(4)
Europe	10	(3)	(10)

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

Americas. In 2019, total net sales decreased $36.3 million, or 2%, which included comparable sales decreasing $39.4 million, or 2%. Sales decreased across most of the region, which management attributed to lower spending by foreign tourists. On a constant-exchange-rate basis, total net sales and comparable sales decreased 2%.

Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix to gold jewelry and High jewelry within the Jewelry collections category. The decrease in the number of jewelry units sold reflected decreases in all product categories.

Asia-Pacific. In 2019, total net sales increased $19.2 million, or 2%, which included comparable sales decreasing $5.7 million, or 1%. Total sales growth reflected increased wholesale sales and business sales. Additionally, total sales growth reflected double-digit sales growth in the Chinese Mainland, which was partially offset by a decrease in net sales in Hong Kong of 30%, which management attributed to significant disruptions that began earlier in 2019. Sales performance was mixed in other markets in the region. Management attributed these sales results to higher spending by local customers, partially offset by lower spending by foreign tourists. On a constant-exchange-rate basis, total net sales increased 5% and comparable sales increased 3%.

Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix to High jewelry and gold jewelry within the Jewelry collections category. The decrease in the number of jewelry units sold reflected decreases in all product categories.

Japan. In 2019, total net sales increased $6.8 million, or 1%, and comparable sales were largely unchanged from the prior year. On a constant-exchange-rate basis, total net sales were largely unchanged and comparable sales decreased 1%.

Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix to gold jewelry within the Jewelry collections category and to Engagement jewelry. The decrease in the number of jewelry units sold primarily reflected a decrease in the Jewelry collections and Designer jewelry categories, partly offset by an increase in the Engagement jewelry category.

Europe. In 2019, total net sales decreased $6.1 million, or 1%, which included comparable sales decreasing $6.9 million, or 1%. Management attributed the decrease in total net sales to the effect of foreign currency translation. On a constant-exchange-rate basis, total net sales and comparable sales increased 2%. Management attributed these sales results to modest changes in spending by local customers and foreign tourists.

Management attributed the increase in the average price per jewelry unit sold to a shift in sales mix to gold jewelry within the Jewelry collections category. The decrease in the number of jewelry units sold reflected decreases in the Jewelry collections and Designer jewelry categories.

TIFFANY & CO.

Other. In 2019, total net sales decreased $1.7 million, or 2%, primarily due to a decrease in wholesale sales of diamonds and lower comparable sales.

Store Data. In 2019, the Company increased gross retail square footage by 3%, net, through store openings, closings and relocations. The Company opened 9 stores and closed four: opening four in Japan, two in Asia-Pacific (in China), two in the Americas (in the U.S.), and one in Europe (in the U.K.), while closing two stores in the Americas (one each in the U.S. and Latin America), one store in Asia-Pacific (in China) and one store in Japan. In addition, the Company relocated or renovated 18 existing stores.

Sales per gross square foot generated by all company-operated stores were approximately $2,700 in 2019 and $2,800 in 2018.

Excluded from the store counts and sales per gross square foot amounts above are pop-up stores (stores with lease terms of 24 months or less).

Gross Margin

(in millions)	2019	2018	2017
As reported:
Gross profit	$2,761.9	$2,811.0	$2,610.7
Gross profit as a percentage of net sales	62.4%	63.3%	62.6%
On a Non-GAAP basis*:
Gross profit	$2,762.9
Gross profit as a percentage of net sales	62.5%
*See "Non-GAAP Measures" above for additional information.

Gross margin (gross profit as a percentage of net sales) decreased 90 basis points in 2019, partly reflecting a shift in sales mix toward higher price point jewelry, as well as sales deleverage on operating expenses. Additionally, the prior year period included the impact of an $8.5 million charge recorded in the third quarter of 2018 related to the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal.

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 8. Financial Statements and Supplementary Data – Note I. Hedging Instruments"). Management adjusted retail prices in both 2019 and 2018 across most geographic regions and product categories, some of which were intended to mitigate the impact of foreign currency fluctuations.

TIFFANY & CO.

Selling, General and Administrative Expenses

(in millions)	2019	2018	2017
As reported:
SG&A expenses	$2,029.3	$2,020.7	$1,801.3
SG&A expenses as a percentage of net sales ("SG&A expense ratio")	45.9%	45.5%	43.2%
On a Non-GAAP basis*:
SG&A expenses	$2,009.1
SG&A expense ratio	45.4%
*See "Non-GAAP Measures" above for additional information.

SG&A expenses did not change significantly in 2019, which included certain costs related to the proposed Merger (see "Non-GAAP Measures" for further details). In addition to those costs, SG&A expenses in 2019 reflected decreased labor and incentive compensation costs, decreased marketing costs and decreased professional services costs, largely offset by increased store occupancy and depreciation expenses.

Excluding the 2019 items noted in "Non-GAAP Measures", SG&A expenses in 2019 decreased $11.6 million, or 1%, compared to 2018.

There was no significant effect on SG&A expense changes from foreign currency translation. SG&A expenses as a percentage of net sales increased 40 basis points compared to 2018. SG&A expenses as a percentage of net sales decreased 10 basis points when excluding the aforementioned costs related to the proposed Merger (see "Non-GAAP Measures").

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

Earnings from Operations

(in millions)	2019	2018	2017
As reported:
Earnings from operations	$732.6	$790.3	$809.4
Operating margin	16.6%	17.8%	19.4%
On a Non-GAAP basis*:
Earnings from operations	$753.8
Operating margin	17.0%
*See "Non-GAAP Measures" above for additional information.

Earnings from operations decreased $57.7 million, or 7%, in 2019 and operating margin decreased 120 basis points, which included the impact of costs related to the proposed Merger (see "Non-GAAP Measures"), as well as a decrease in gross margin. Excluding these costs, operating margin decreased 80 basis points.

TIFFANY & CO.

Results by segment were as follows:

(in millions)	2019	% of Net Sales	2018	% of Net Sales	2017	% of Net Sales
Earnings from operations*:
Americas	$382.2	19.9%	$386.7	19.7%	$399.0	21.3%
Asia-Pacific	254.3	20.2	311.5	25.1	287.7	26.3
Japan	229.7	35.4	237.2	36.9	209.3	35.1
Europe	83.1	16.7	86.2	17.1	90.4	18.5
Other	11.3	12.1	(6.4)	(6.7)	3.6	3.0
	960.6		1,015.2		990.0
Unallocated corporate expenses	(206.8)	(4.7)%	(224.9)	(5.1)%	(180.6)	(4.3)%
Earnings from operations before other operating expenses	753.8	17.0%	790.3	17.8%	809.4	19.4%
Other operating expenses	(21.2)		—		—
Earnings from operations	$732.6	16.6%	$790.3	17.8%	$809.4	19.4%

*	Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the ratio of earnings from operations to each segment's net sales in 2019 compared with 2018 was as follows:

•
Americas – the ratio increased 20 basis points due to a decrease in the SG&A expense ratio, primarily resulting from decreased labor and incentive compensation costs and decreased marketing spending, largely offset by a decrease in gross margin;

•
Asia-Pacific – the ratio decreased 490 basis points due to sales deleverage on operating expenses largely attributed to business disruptions in Hong Kong, with store-related expenses in Asia Pacific growing at a higher rate than net sales, and a decrease in gross margin;

•	Japan – the ratio decreased 150 basis points primarily due to sales deleverage on operating expenses; and

•	Europe – the ratio decreased 40 basis points due to a decrease in gross margin, largely offset by a decrease in the SG&A expense ratio attributable to a decrease in marketing spending.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses decreased by $18.1 million, or 8%, in 2019, due to decreased labor and incentive compensation costs. Additionally, the prior year period included the impact of an $8.5 million charge recorded in the third quarter of 2018 related to the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal.

The 2019 amount included in other operating expenses in the table above reflects $21.2 million for costs incurred related to the proposed Merger (see "Item 8. Financial Statements and Supplementary Data - Note B. Entry into Merger Agreement").

Interest Expense and Financing Costs

Interest expense and financing costs decreased $1.2 million, or 3%, in 2019.

TIFFANY & CO.

Other Expense, Net

Other expense, net includes the non-service cost components of net periodic benefit cost, interest income and gains/losses on investment activities and foreign currency transactions. Other expense, net decreased $3.3 million, or 46%, in 2019.

Provision for Income Taxes

The effective income tax rate was 21.6% in 2019 compared with 21.1% in 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditure needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic priorities. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts and future investments. Management believes that cash on hand, internally generated cash flows and the funds available under its revolving credit facilities are sufficient to support the Company's liquidity and capital requirements for the foreseeable future.

At January 31, 2020, the Company's cash and cash equivalents totaled $874.7 million, of which approximately 30% was held in locations outside the U.S. where the Company has determined to maintain its assertion to indefinitely reinvest undistributed earnings to support its continued expansion and investments in such foreign locations. To the extent the Company were to repatriate such funds, it may incur withholding taxes, state income taxes and the tax expense or benefit associated with foreign currency gains or losses. The Company believes it has sufficient sources of cash in the U.S. to fund its U.S. operations without the need to repatriate those funds held outside the U.S. See "Item 8. Financial Statements and Supplementary Data - Note P. Income Taxes" for additional information. In addition, the Company had Short-term investments of $22.7 million at January 31, 2020.

The following table summarizes cash flows from operating, investing and financing activities:

(in millions)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$670.9	$531.8	$932.2
Investing activities	(279.3)	(29.9)	(481.1)
Financing activities	(307.9)	(674.3)	(421.1)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(5.7)	12.7
Net increase (decrease) in cash and cash equivalents	$82.1	$(178.1)	$42.7

Operating Activities

The Company had net cash inflows from operating activities of $670.9 million in 2019 and $531.8 million in 2018. The increase in 2019 compared to 2018 primarily reflected decreases in inventory purchases, partly offset by a decrease in earnings.

Working Capital. Working capital (current assets less current liabilities) decreased to $2.9 billion at January 31, 2020 from $3.0 billion at January 31, 2019. The decrease in 2019 compared with 2018 included an increase in current liabilities (which reflects the adoption of ASC 842 – Leases in the current period, which established the Current portion of operating lease liabilities on the Consolidated Balance Sheet).

Accounts receivable, net at January 31, 2020 decreased 2% from January 31, 2019. Currency translation had no significant effect on the change compared to the prior year.

Inventories, net at January 31, 2020 did not change significantly from January 31, 2019. Currency translation had no significant effect on the change compared to the prior year.

TIFFANY & CO.

Accounts payable and accrued liabilities at January 31, 2020 were 5% higher than at January 31, 2019, which primarily reflected an increase in accounts payable for store-related expenditures and professional services.

Investing Activities

The Company had net cash outflows from investing activities of $279.3 million in 2019 and $29.9 million in 2018. The increase in net cash outflows in 2019 compared to 2018 was driven by net cash flows resulting from purchases and sales of marketable securities and short-term investments and an increase in capital expenditures in 2019.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had $37.0 million of net sales of marketable securities and short-term investments during 2019, compared with $240.0 million in 2018.

Capital Expenditures. Capital expenditures are typically related to the opening, renovation and/or relocation of stores (which represented approximately 55% and 60% of capital expenditures in 2019 and 2018, respectively), as well as distribution and manufacturing facilities and ongoing investments in information technology. Capital expenditures were $320.6 million in 2019 and $282.1 million in 2018, representing 7% and 6% of worldwide net sales in 2019 and 2018, respectively.

The Company's New York Flagship store closed in January 2020, at which time the Company began its complete renovation and temporarily moved its operations to the "Tiffany Flagship Next Door" at 6 East 57th Street. The renovation of the New York Flagship store is expected to lower diluted earnings per share by approximately $0.10 - $0.12 in fiscal years 2020 and 2021, due to the incremental costs associated with the adjacent space, and is expected to be completed in the fourth quarter of 2021.

Financing Activities

The Company had net cash outflows from financing activities of $307.9 million in 2019 and $674.3 million in 2018.

Borrowings. The Company had net proceeds from (repayments of) borrowings as follows:

(in millions)	2019	2018	2017
Short-term borrowings:
Proceeds from (repayments of) credit facility borrowings, net	$1.5	$(18.4)	$(67.8)
Proceeds from other credit facility borrowings	133.1	49.3	39.2
Repayments of other credit facility borrowings	(96.1)	(32.0)	(96.1)
Net proceeds from (repayments of) total borrowings	$38.5	$(1.1)	$(124.7)

Credit Facilities. On October 25, 2018, the Registrant, along with certain of its subsidiaries designated as borrowers thereunder, entered into a five-year multi-bank, multi-currency committed unsecured revolving credit facility, including a letter of credit subfacility, consisting of basic commitments in an amount up to $750.0 million (which commitments may be increased, subject to certain conditions and limitations, at the request of the Registrant) (the "Credit Facility"). The Credit Facility replaced the Registrant's previously existing $375.0 million four-year unsecured revolving credit facility and $375.0 million five-year unsecured revolving credit facility, which were each terminated and repaid in connection with the Registrant's entry into the Credit Facility.

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

TIFFANY & CO.

Credit Facility is $750.0 million. The Registrant guarantees the obligations of its wholly owned subsidiary under the Commercial Paper Program. Maturities of commercial paper notes may vary, but cannot exceed 397 days from the date of issuance. Notes issued under the Commercial Paper Program rank equally with the Registrant's present and future unsecured and unsubordinated indebtedness.

Other Credit Facilities. Tiffany-Shanghai Credit Agreement. In June 2019, the Registrant's indirect, wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 408.0 million ($59.0 million at January 31, 2020), which may be increased to the RMB equivalent of $100.0 million, subject to certain conditions and limitations, at the request of Tiffany-Shanghai. The Tiffany-Shanghai Credit Agreement, which matures in July 2022, was made available to refinance amounts outstanding under Tiffany-Shanghai's previously existing RMB 990.0 million three-year multi-bank revolving credit agreement (the "2016 Agreement"), which expired pursuant to its terms on July 11, 2019, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The participating lenders make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates equal to 95% of the applicable rate as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In June 2019, in connection with the Tiffany-Shanghai Credit Agreement, the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty"). At January 31, 2020, there was $33.0 million available to be borrowed under the Tiffany-Shanghai Credit Agreement and $26.0 million was outstanding.

The weighted-average interest rate for borrowings outstanding under all of the Company's credit facilities was 4.7% at January 31, 2020 and 3.7% at January 31, 2019.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 31% at January 31, 2020 and 32% at January 31, 2019.

At January 31, 2020, the Company was in compliance with all debt covenants.

Once consummated, the proposed Merger may result in certain of the Company's outstanding indebtedness becoming due, and the Company will need to comply with certain covenants of the agreements governing its outstanding indebtedness relating to the proposed Merger. Under the terms of the Merger Agreement, if reasonably requested by Parent, the Company must use its commercially reasonable efforts to, among other things, take actions required to facilitate repayment of the Company's outstanding indebtedness.

For additional information regarding all of the Company's credit facilities, senior note issuances and other outstanding indebtedness, including the impact of the proposed Merger on the covenants in respect thereof, see "Item 8. Financial Statements and Supplementary Data - Note H. Debt."

Share Repurchases. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. As of January 31, 2020, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the consummation of the proposed Merger or earlier termination of the Merger Agreement.

During 2018, the Company entered into ASR agreements with two third-party financial institutions to repurchase an aggregate of $250.0 million of its Common Stock. The ASR agreements were entered into under the 2018 Program. Pursuant to the ASR agreements, the Company made an aggregate payment of $250.0 million from available cash on hand in exchange for an initial delivery of 1,529,286 shares of its Common Stock. Final settlement of the ASR agreements was completed in July 2018, pursuant to which the Company received an additional 353,112 shares of its Common Stock. In total, 1,882,398 shares of the Company's Common Stock were repurchased under these ASR agreements at an average cost per share of $132.81 over the term of the agreements.

TIFFANY & CO.

The Company's share repurchase activity was as follows:

(in millions, except per share amounts)	2019	2018	2017
Cost of repurchases	$163.4	$421.4	$99.2
Shares repurchased and retired	1.8	3.5	1.0
Average cost per share	$91.15	$121.28	$94.86

Proceeds from exercised stock options. The Company's proceeds from exercised stock options were $108.4 million and $23.1 million in 2019 and 2018, respectively.

Dividends. The cash dividend on the Company's Common Stock was increased once in each of 2019 and 2018. The Company's Board of Directors declared quarterly dividends which totaled $2.29 and $2.15 per common share in 2019 and 2018, respectively, with cash dividends paid of $276.3 million and $263.8 million in those respective years. The dividend payout ratio (dividends as a percentage of net earnings) was 51% and 45% in 2019 and 2018, respectively. Dividends as a percentage of adjusted net earnings (see "Non-GAAP Measures") were 49% in 2019.

Contractual Cash Obligations and Commercial Commitments

The following is a summary of the Company's contractual cash obligations at January 31, 2020:

(in millions)	Total	2020	2021-2022	2023-2024	Thereafter
Recorded contractual obligations:
Operating leases [a]	$1,403.6	$245.1	$466.3	$323.7	$368.5
Short-term borrowings	147.9	147.9	—	—	—
Long-term debt [b]	891.9	—	50.0	250.0	591.9
Unrecorded contractual obligations:
Inventory purchase obligations [c]	229.8	229.8	—	—	—
Interest on debt [d]	557.4	35.9	70.7	67.4	383.4
Other contractual obligations [e]	152.1	97.3	44.9	6.2	3.7
	$3,382.7	$756.0	$631.9	$647.3	$1,347.5

a)
Includes the minimum rental commitments under non-cancelable operating leases primarily for retail stores, offices, warehouses and distribution facilities (includes imputed interest of $192.4 million, which is not reflected within operating lease liabilities on the Consolidated Balance Sheet as of January 31, 2020). See "Item 8. Financial Statements and Supplementary Data - Note K. Leases" for a discussion of the Company's operating leases.

b)	Amounts exclude any unamortized discount or premium.

c)
The Company will, from time to time, enter into arrangements to purchase rough diamonds that contain minimum purchase obligations. Inventory purchase obligations associated with these agreements have been estimated at approximately $30.0 million for 2020 and are included in this table. Purchases beyond 2020 that are contingent upon mine production have been excluded as they cannot be reasonably estimated.

d)	Excludes interest payments on amounts outstanding under available lines of credit, as the outstanding amounts fluctuate based on the Company's working capital needs.

e)	Consists primarily of technology licensing and service contracts, fixed royalty commitments, construction-in-progress and packaging supplies.

The summary above does not include the following items:

•
Cash contributions to the Company's pension plan and cash payments for other postretirement obligations. The Company funds its U.S. pension plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit

TIFFANY & CO.

accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan (as defined under "Item 8. Financial Statements and Supplementary Data – Note O. Employee Benefit Plans"), the Company may elect not to make any contribution in a particular year. No cash contribution was required in 2019 and none is required in 2020 to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made voluntary cash contributions of $30.0 million in 2019 and $11.8 million in 2018. The Company does not currently expect to make any contributions to the Qualified Plan in 2020.

•
Unrecognized tax benefits of $19.7 million and accrued interest and penalties of $2.9 million at January 31, 2020. The final outcome of tax uncertainties is dependent upon various matters including tax examinations, interpretation of the applicable tax laws or expiration of statutes of limitations. The Company believes that its tax positions comply with applicable tax law and that it has adequately provided for these matters. However, the examinations may result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes.

The following is a summary of the Company's outstanding borrowings and available capacity under its credit facilities at January 31, 2020:

(in millions)	Total Capacity	Borrowings Outstanding	Letters of Credit Issued	Available Capacity
Five-year revolving credit facility [a,b]	$750.0	$13.8	$3.6	$732.6
Other credit facilities [c]	247.9	134.1	—	113.8
	$997.9	$147.9	$3.6	$846.4

a)	Matures in 2023.

b)
The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Credit Facility is $750.0 million. As of January 31, 2020, there were no borrowings outstanding under the Commercial Paper Program.

c)	Maturities through 2022.

In addition, the Company has other available letters of credit and financial guarantees of $73.7 million, of which $48.5 million was outstanding at January 31, 2020. Of those available letters of credit and financial guarantees, $46.5 million expires within one year.

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

Inventory. The Company writes down its inventory for discontinued and slow-moving products. This write-down is equal to the difference between the cost of inventory and its net realizable value, and is based on assumptions about future demand and market conditions. Net realizable value is the estimated selling prices in the ordinary course of

TIFFANY & CO.

business, less reasonably predictable costs of completion, disposal and transportation. The Company has not made any material changes in the accounting methodology used to establish its reserve for discontinued and slow-moving products during the past three years. At January 31, 2020, a 10% change in the reserve for discontinued and slow-moving products would have resulted in a change of $8.1 million in inventory and cost of sales.

Property, plant and equipment and intangible assets and key money. The Company reviews its property, plant and equipment and intangible assets and key money for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of these assets is evaluated by comparing the carrying value of the asset with estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. The Company did not record any significant impairment charges in 2019 or 2018.

Goodwill. The Company performs its annual impairment evaluation of goodwill during the fourth quarter of its fiscal year, or when circumstances otherwise indicate an evaluation should be performed. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation is performed and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value during that period. The 2019 and 2018 evaluations resulted in no impairment charges.

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

Foreign and domestic tax authorities periodically audit the Company's income tax returns. These audits often examine and test the factual and legal basis for positions the Company has taken in its tax filings with respect to its tax liabilities, including the timing and amount of income and deductions and the allocation of income among various tax jurisdictions ("tax filing positions"). Management believes that its tax filing positions are reasonable and legally supportable. However, in specific cases, various tax authorities may take a contrary position. In evaluating the exposures associated with the Company's various tax filing positions, management records reserves using a more likely-than-not recognition threshold for tax benefits related to the income tax positions taken or expected to be taken. Earnings could be affected to the extent the Company prevails in matters for which reserves have been established or is required to pay amounts in excess of established reserves. At January 31, 2020, total unrecognized tax benefits were $19.7 million. As of January 31, 2020, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

In evaluating the Company's likelihood to recover its deferred tax assets within the jurisdiction from which they arise, management considers all available evidence. The Company records valuation allowances when management determines it is more likely than not that deferred tax assets will not be realized in the future.

Following the enactment of the U.S. Tax Cuts and Jobs Act (the "2017 Tax Act") on December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. Specifically, SAB 118 provided a measurement period for companies to evaluate the impacts of the 2017 Tax Act on their financial statements. This measurement period began in the reporting period that included the enactment date and ended when an entity obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements, but could not exceed one year. The Company adopted the provisions of SAB 118 with respect to the impact of the 2017 Tax Act on its 2017 consolidated financial statements.

Consistent with SAB 118, the Company calculated and recorded reasonable estimates in its 2017 consolidated financial statements for the impact of the one-time transition tax via a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits (the "Transition Tax") and the remeasurement of its deferred tax assets and deferred tax liabilities. The Company also adopted the provisions of SAB 118 as it related to the assertion of the indefinite reinvestment of foreign earnings and profits. The charges recorded during the fourth quarter of 2017

TIFFANY & CO.

associated with the Transition Tax and the remeasurement of the Company's deferred tax assets and deferred tax liabilities, as a result of applying the 2017 Tax Act, represented provisional amounts for which the Company's analysis was incomplete but reasonable estimates could be determined. Further, the impact of the 2017 Tax Act on the Company's assertion to indefinitely reinvest foreign earnings and profits was incomplete, as the Company continued to analyze the relevant provisions of the 2017 Tax Act and related accounting guidance.

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

For additional information, see "Item 8. Financial Statements and Supplementary Data - Note P. Income Taxes."

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

The Company used a discount rate of 4.25% to determine 2019 expense for its U.S. Qualified Plan, 4.50% for its postretirement plans and 4.25% for its Excess Plan/SRIP (as defined under "Item 8. Financial Statements and Supplementary Data – Note O. Employee Benefit Plans"). Holding all other assumptions constant, a 0.5% increase in the discount rates would have decreased 2019 pension and postretirement expenses by $6.3 million and $0.8 million, respectively. A decrease of 0.5% in the discount rates would have increased the 2019 pension and postretirement expenses by $7.1 million and $0.4 million, respectively. The discount rate is subject to change each year, consistent with changes in the yield on applicable high-quality, long-term corporate bonds. Management selects a discount rate at which pension and postretirement benefits could be effectively settled based on (i) an analysis of expected benefit payments attributable to current employment service and (ii) appropriate yields related to such cash flows.

The Company used an expected long-term rate of return on pension plan assets of 7.00% to determine its 2019 pension expense. Holding all other assumptions constant, a 0.5% change in the long-term rate of return would have changed the 2019 pension expense by $2.5 million. The expected long-term rate of return on pension plan assets is selected by taking into account the average rate of return expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. More specifically, consideration is given to the expected rates of return (including reinvestment asset return rates) based upon the plan's current asset mix, investment strategy and the historical performance of plan assets.

For postretirement benefit measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered health care was assumed for 2020. The rate was assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter. A one-percentage-point change in the assumed health-care cost trend rate would not have a significant effect on the Company's accumulated postretirement benefit obligation for the year ended January 31, 2020 or aggregate service and interest cost components of the 2019 postretirement expense.

NEW ACCOUNTING STANDARDS

See "Item 8. Financial Statements and Supplementary Data - Note C. Summary of Significant Accounting Policies."

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2020 is 12 months. At January 31, 2020 and 2019, the aggregate fair value of the Company's outstanding foreign exchange forwards was a net asset of $1.4 million and a net liability of $2.1 million, respectively.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of January 31, 2020, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in millions)	(in millions)
July 2016	October 2024	¥10,620.0	$100.0
March 2017	April 2027	¥11,000.0	96.1
May 2017	April 2027	¥5,634.5	50.0
August 2019	August 2026	€21.1	23.6

At January 31, 2020 and 2019, the aggregate fair value of the Company's outstanding cross-currency swaps was a net asset of $1.0 million and a net liability of $19.9 million, respectively.

At January 31, 2020, for all of the contracts and swaps noted above, a 10% decrease in the hedged foreign currency exchange rates from the prevailing market rates would have resulted in a liability with a fair value of approximately $91.3 million.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal forward contracts and collars as of January 31, 2020 is 18 months. At January 31, 2020 and 2019, the aggregate fair value of the Company's outstanding precious metal derivative instruments was a net asset of $12.8 million and $2.5 million, respectively. At January 31, 2020, a 10% decrease in precious metal prices from the prevailing market rates would have resulted in a liability with a fair value of approximately $4.1 million.

TIFFANY & CO.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Tiffany & Co.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tiffany & Co. and its subsidiaries (the "Company") as of January 31, 2020 and 2019, and the related consolidated statements of earnings, of comprehensive earnings, of stockholders' equity and of cash flows for each of the three years in the period ended January 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note C to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 1, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

TIFFANY & CO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes

As described in Notes C and P to the consolidated financial statements, the Company recorded a provision for income taxes of $149 million for the year ended January 31, 2020. As disclosed by management, the calculation of the Company's tax liabilities involves uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company's global operations. Significant judgments, interpretations and estimates are required by management in determining consolidated income tax expense. The Company's income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management's best assessment of estimated current and future taxes to be paid.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are there was significant judgment by management when evaluating complex tax laws and regulations in a multitude of jurisdictions. This in turn led to a high degree of auditor judgment, subjectivity, and effort in evaluating the Company's accounting for complex tax laws and regulations in a multitude of jurisdictions, including deferred tax assets and liabilities and management's assessment of the estimated current and future taxes to be paid. Professionals with specialized skill and knowledge were used to assist in evaluating the audit evidence obtained.

TIFFANY & CO.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to accounting for income taxes, including evaluation of permanent and temporary differences within jurisdictions, the rate reconciliation and the provision to tax return reconciliation. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the provision for income taxes, including the reasonableness of management's judgments and estimates in the application of tax laws and regulations in certain jurisdictions; (ii) testing the current and deferred income tax provision, including evaluation of permanent and temporary differences within certain jurisdictions and management's assessment of the technical merits of the differences; (iii) performing procedures over the Company's rate reconciliation; and (iv) testing the reconciliation of the provision to the tax returns.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 20, 2020

We have served as the Company's auditor since 1984.

TIFFANY & CO.

CONSOLIDATED BALANCE SHEETS

	January 31,
(in millions, except per share amounts)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$874.7	$792.6
Short-term investments	22.7	62.7
Accounts receivable, net	240.0	245.4
Inventories, net	2,463.9	2,428.0
Prepaid expenses and other current assets	274.2	230.8
Total current assets	3,875.5	3,759.5

Operating lease right-of-use assets	1,102.7	—
Property, plant and equipment, net	1,098.8	1,026.7
Deferred income taxes	225.2	215.8
Other assets, net	357.9	331.0
	$6,660.1	$5,333.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$147.9	$113.4
Accounts payable and accrued liabilities	541.5	513.4
Current portion of operating lease liabilities	202.8	—
Income taxes payable	16.4	21.4
Merchandise credits and deferred revenue	61.8	69.9
Total current liabilities	970.4	718.1

Long-term debt	884.1	883.4
Pension/postretirement benefit obligations	374.5	312.4
Deferred gains on sale-leasebacks	—	31.1
Long-term portion of operating lease liabilities	1,008.4	—
Other long-term liabilities	87.3	257.1
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 121.2 and 121.5	1.2	1.2
Additional paid-in capital	1,387.3	1,275.4
Retained earnings	2,207.6	2,045.6
Accumulated other comprehensive loss, net of tax	(273.2)	(204.8)
Total Tiffany & Co. stockholders' equity	3,322.9	3,117.4
Non-controlling interests	12.5	13.5
Total stockholders' equity	3,335.4	3,130.9
	$6,660.1	$5,333.0

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended January 31,
(in millions, except per share amounts)	2020	2019	2018
Net sales	$4,424.0	$4,442.1	$4,169.8
Cost of sales	1,662.1	1,631.1	1,559.1
Gross profit	2,761.9	2,811.0	2,610.7
Selling, general and administrative expenses	2,029.3	2,020.7	1,801.3
Earnings from operations	732.6	790.3	809.4
Interest expense and financing costs	38.5	39.7	42.0
Other expense, net	3.8	7.1	6.9
Earnings from operations before income taxes	690.3	743.5	760.5
Provision for income taxes	149.2	157.1	390.4
Net earnings	$541.1	$586.4	$370.1
Net earnings per share:
Basic	$4.47	$4.77	$2.97
Diluted	$4.45	$4.75	$2.96
Weighted-average number of common shares:
Basic	121.1	122.9	124.5
Diluted	121.6	123.5	125.1

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Years Ended January 31,
(in millions)	2020	2019	2018
Net earnings	$541.1	$586.4	$370.1
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(22.4)	(60.2)	95.7
Unrealized loss on marketable securities	—	—	(2.6)
Unrealized gain (loss) on hedging instruments	34.7	(1.6)	(6.8)
Unrealized (loss) gain on benefit plans	(54.7)	(6.8)	31.9
Total other comprehensive (loss) earnings, net of tax	(42.4)	(68.6)	118.2
Comprehensive earnings	$498.7	$517.8	$488.3

See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
(in millions)				Shares	Amount
Balance at January 31, 2017	$3,028.4	$2,078.3	$(256.2)	124.5	$1.2	$1,190.2	$14.9
Exercise of stock options and vesting of restricted stock units ("RSUs")	54.6	—	—	1.1	—	54.6	—
Shares withheld related to net share settlement of share-based compensation	(8.6)	—	—	(0.1)	—	(8.6)	—
Share-based compensation expense	28.2	—	—	—	—	28.2	—
Purchase and retirement of Common Stock	(99.2)	(90.8)	—	(1.0)	—	(8.4)	—
Cash dividends on Common Stock	(242.6)	(242.6)	—	—	—	—	—
Accrued dividends on share-based awards	(0.8)	(0.8)	—	—	—	—	—
Other comprehensive earnings, net of tax	118.2	—	118.2	—	—	—	—
Net earnings	370.1	370.1	—	—	—	—	—
Non-controlling interests	(0.1)	—	—	—	—	—	(0.1)
Balance at January 31, 2018	3,248.2	2,114.2	(138.0)	124.5	1.2	1,256.0	14.8
Exercise of stock options and vesting of RSUs	23.1	—	—	0.6	—	23.1	—
Shares withheld related to net share settlement of share-based compensation	(8.6)	—	—	(0.1)	—	(8.6)	—
Share-based compensation expense	34.1	—	—	—	—	34.1	—
Purchase and retirement of Common Stock	(421.4)	(392.1)	—	(3.5)	—	(29.3)	—
Cash dividends on Common Stock	(263.8)	(263.8)	—	—	—	—	—
Accrued dividends on share-based awards	(1.1)	(1.2)	—	—	—	0.1	—
Cumulative effect adjustment from adoption of new accounting standards	3.9	2.1	1.8
Other comprehensive loss, net of tax	(68.6)	—	(68.6)	—	—	—	—
Net earnings	586.4	586.4	—	—	—	—	—
Non-controlling interests	(1.3)	—	—	—	—	—	(1.3)
Balance at January 31, 2019	3,130.9	2,045.6	(204.8)	121.5	1.2	1,275.4	13.5
Exercise of stock options and vesting of RSUs	108.4	—	—	1.6	—	108.4	—
Shares withheld related to net share settlement of share-based compensation	(15.2)	—	—	(0.1)	—	(15.2)	—
Share-based compensation expense	33.4	—	—	—	—	33.4	—
Purchase and retirement of Common Stock	(163.4)	(148.0)	—	(1.8)	—	(15.4)	—
Cash dividends on Common Stock	(276.3)	(276.3)	—	—	—	—	—
Accrued dividends on share-based awards	(1.9)	(2.6)	—	—	—	0.7	—
Cumulative effect adjustment from adoption of new accounting standards	21.8	47.8	(26.0)	—	—	—	—
Other comprehensive loss, net of tax	(42.4)	—	(42.4)	—	—	—	—
Net earnings	541.1	541.1	—	—	—	—	—
Non-controlling interests	(1.0)	—	—	—	—	—	(1.0)
Balance at January 31, 2020	$3,335.4	$2,207.6	$(273.2)	121.2	$1.2	$1,387.3	$12.5
See notes to consolidated financial statements.

TIFFANY & CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in millions)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$541.1	$586.4	$370.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	259.7	229.0	206.9
Amortization of gain on sale-leasebacks	—	(8.4)	(8.2)
Provision for inventories	21.6	54.4	28.9
Deferred income taxes	6.6	(21.3)	96.8
Provision for pension/postretirement benefits	29.4	35.7	35.0
Share-based compensation expense	33.2	34.1	28.0
Loan impairment charges	—	—	3.0
Asset impairment charges	—	—	10.0
(Gains) losses on sales of marketable securities	(2.6)	2.3	(3.5)
Changes in assets and liabilities:
Accounts receivable	3.7	(30.8)	7.0
Inventories	(72.7)	(270.5)	(52.9)
Prepaid expenses and other current assets	(36.3)	(11.3)	(28.8)
Other assets, net	(35.6)	(22.2)	(3.7)
Accounts payable and accrued liabilities	33.0	53.7	98.8
Income taxes payable	(90.9)	(104.6)	149.7
Merchandise credits and deferred revenue	(7.3)	(1.0)	6.2
Other long-term liabilities	(12.0)	6.3	(11.1)
Net cash provided by operating activities	670.9	531.8	932.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(53.0)	(154.1)	(598.0)
Proceeds from sales of marketable securities and short-term investments	90.0	394.1	351.4
Capital expenditures	(320.6)	(282.1)	(239.3)
Other, net	4.3	12.2	4.8
Net cash used in investing activities	(279.3)	(29.9)	(481.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) credit facility borrowings, net	1.5	(18.4)	(67.8)
Proceeds from other credit facility borrowings	133.1	49.3	39.2
Repayment of other credit facility borrowings	(96.1)	(32.0)	(96.1)
Repurchase of Common Stock	(163.4)	(421.4)	(99.2)
Proceeds from exercised stock options	108.4	23.1	54.6
Payments related to tax withholding for share-based payment arrangements	(15.1)	(8.6)	(8.7)
Cash dividends on Common Stock	(276.3)	(263.8)	(242.6)
Distribution to non-controlling interest	—	(0.3)	(0.5)
Financing fees	—	(2.2)	—
Net cash used in financing activities	(307.9)	(674.3)	(421.1)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(5.7)	12.7
Net increase (decrease) in cash and cash equivalents	82.1	(178.1)	42.7
Cash and cash equivalents at beginning of year	792.6	970.7	928.0
Cash and cash equivalents at end of year	$874.7	$792.6	$970.7
See notes to consolidated financial statements.

TIFFANY & CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	NATURE OF BUSINESS

Tiffany & Co. (the "Registrant") is a holding company that operates through Tiffany and Company ("Tiffany") and the Registrant's other subsidiary companies (collectively, the "Company"). The Registrant, through its subsidiaries, designs and manufactures products and operates TIFFANY & CO. retail stores worldwide, and also sells its products through Internet, catalog, business-to-business and wholesale distribution. The Company's principal merchandise offering is jewelry (representing 92% of worldwide net sales in 2019); it also sells watches, home and accessories products and fragrances.

The Company's reportable segments are as follows:

•
Americas includes sales in Company-operated TIFFANY & CO. stores in the United States, Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•	Asia-Pacific includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet, business-to-business and wholesale operations;

•	Japan includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings from third-party licensing agreements.

B.	ENTRY INTO MERGER AGREEMENT

On November 24, 2019, the Registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Registrant, LVMH Moët Hennessy - Louis Vuitton SE, a societas Europaea (European company) organized under the laws of France ("Parent"), Breakfast Holdings Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent ("Holding"), and Breakfast Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Holding ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Registrant (the "Merger"), with the Registrant continuing as the surviving company in the Merger and a wholly owned indirect subsidiary of Parent.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of Common Stock issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned by the Registrant, Parent or any of their respective wholly owned subsidiaries, and shares of Common Stock owned by stockholders of the Registrant who have properly demanded and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $135.00 in cash, without interest and less any required tax withholding.

The consummation of the proposed Merger is subject to various conditions, including, among others, customary conditions relating to (a) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Registrant's Common Stock entitled to vote on such matter at the meeting of stockholders of the Registrant (the "Special Meeting") held to vote on the adoption of the Merger Agreement and (b) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, and all rules and regulations promulgated thereunder, collectively, the "HSR Act"). As previously announced, on February 3, 2020, the waiting period under the HSR Act in connection with the proposed Merger expired, and on February 4, 2020, the Company held the Special Meeting, at which the holders of shares of Common Stock issued and outstanding as of the close of business on the record date for the Special Meeting considered and voted to approve

TIFFANY & CO.

(i) the adoption of the Merger Agreement and (ii) by non-binding, advisory vote, certain compensation arrangements for the Company's named executive officers in connection with the proposed Merger. The proposed Merger remains subject to satisfaction or waiver of the remaining customary closing conditions, including, among others, (A) certain non-U.S. regulatory approvals, (B) clearance by the Committee on Foreign Investment in the United States ("CFIUS"), (C) the absence of a law or order in effect that enjoins, prevents or otherwise prohibits the consummation of the proposed Merger or any other transactions contemplated under the Merger Agreement issued by a governmental entity; (D) the absence of any legal proceeding seeking to enjoin, prevent or otherwise prohibit the consummation of the proposed Merger or any other transactions contemplated under the Merger Agreement instituted by a governmental entity of competent jurisdiction; and (E) the absence of a Material Adverse Effect (as defined in the Merger Agreement). The obligation of each party to consummate the proposed Merger is also conditioned on the accuracy of the other party's representations and warranties (subject to certain materiality exceptions) and the other party's compliance, in all material respects, with its covenants and agreements under the Merger Agreement.

The Merger Agreement provides for certain customary termination rights of the Registrant and Parent, including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before August 24, 2020 (the "Outside Date"), provided that the Outside Date may be extended up to an additional 90 days by either party if all conditions are satisfied other than the receipt of regulatory approvals and CFIUS clearance or absence of legal restraints. The Merger Agreement also provides that the Registrant will be required to pay Parent a termination fee of $575.0 million in certain circumstances.

During the three months ended January 31, 2020, the Company incurred expenses of $21.2 million related to the proposed Merger for professional fees and incentive compensation costs.

C.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TIFFANY & CO.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted timeframe (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At January 31, 2020 and 2019, the carrying amount of Credit Receivables (recorded in Accounts receivable, net) was $98.5 million and $87.0 million, respectively, of which 97% and 98% was considered current. Finance charges earned on Credit Receivables accounts were not significant.

At January 31, 2020, accounts receivable allowances totaled $33.0 million compared to $31.5 million at January 31, 2019.

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

TIFFANY & CO.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company's capitalized interest costs were not significant in 2019, 2018 or 2017.

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

The following table summarizes intangible assets and key money, included in Other assets, net:

	January 31, 2020		January 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product rights	$48.9	$(18.4)	$48.9	$(16.0)
Key money	32.2	(6.3)	34.1	(6.0)
Trademarks	2.5	(2.5)	2.5	(2.5)
	$83.6	$(27.2)	$85.5	$(24.5)

Amortization of intangible assets and key money was $3.3 million for year ended January 31, 2020 and $3.4 million for the years ended January 31, 2019 and 2018. Amortization expense is estimated to be $3.2 million in each of the next five years.

TIFFANY & CO.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in a business combination. Goodwill is evaluated for impairment annually in the fourth quarter, or when events or changes in circumstances indicate that the value of goodwill may be impaired. A qualitative assessment is first performed for each reporting unit to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, a quantitative evaluation is performed and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value during that period. Goodwill, included in Other assets, net, consisted of the following by reportable segment:

(in millions)	Americas	Asia-Pacific	Japan	Europe	Other	Total
January 31, 2018	$12.2	$0.3	$1.0	$1.1	$24.5	$39.1
Translation	(0.1)	—	—	—	(0.3)	(0.4)
January 31, 2019	12.1	0.3	1.0	1.1	24.2	38.7
Translation	(0.1)	—	(0.1)	—	(0.1)	(0.3)
January 31, 2020	$12.0	$0.3	$0.9	$1.1	$24.1	$38.4

The Company recorded no impairment charges related to goodwill in 2019, 2018 or 2017.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (such as property, plant and equipment) other than goodwill for impairment when management determines that the carrying value of such assets may not be recoverable due to events or changes in circumstances. Recoverability of long-lived assets is evaluated by comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the comparisons indicate that the value of the asset is not recoverable, an impairment loss is calculated as the difference between the carrying value and the fair value of the asset and the loss is recognized during that period. There were no significant impairment charges related to long-lived assets during 2019 or 2018. In 2017, the Company recorded aggregate impairment charges of $10.0 million within Selling, general and administrative expenses related to property, plant and equipment.

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

The Company determines its lease payments based on predetermined rent escalations (including escalations based on consumer price indices), rent-free periods and other incentives. The Company recognizes rent expense on a straight-line basis over the related terms of such leases, beginning from when the Company takes possession of the leased facility. Variable rents, including contingent rent based on a percentage of sales and adjustments to consumer price indices, are recorded in the period such amounts and adjustments are determined. Lease terms include renewal options when exercise of such options is reasonably certain and within the control of the Company. There is generally no readily determinable discount rate implicit in the Company's leases. Accordingly, the Company uses its incremental borrowing rate for a term that corresponds to the applicable lease term in order to measure its lease liabilities.

The amounts of the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the Consolidated Balance Sheet as of January 31, 2020. Substantially all of the Company's leases are operating leases as of January 31, 2020. The Company records lease expense within Cost of sales for leases of manufacturing facilities and within Selling, general and administrative expenses for all other leases.

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

In 2019, the Company recognized net sales of approximately $33.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2019.

Revenue Recognition

The following table disaggregates the Company's net sales by major source:

	Years Ended January 31,
(in millions)	2020	2019	2018
Net sales*:
Jewelry collections	$2,420.2	$2,374.3	$2,146.6
Engagement jewelry	1,139.5	1,157.4	1,111.9
Designer jewelry	514.1	544.5	551.2
All other	350.2	365.9	360.1
	$4,424.0	$4,442.1	$4,169.8
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

TIFFANY & CO.

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

Additionally, outside of the U.S., the Company operates certain TIFFANY & CO. stores within various department stores. Sales transacted at these store locations are recognized upon transfer of control, which occurs when merchandise is taken in an "over-the-counter" transaction. The Company and these department store operators have distinct responsibilities and risks in the operation of such TIFFANY & CO. stores. The Company (i) owns and manages the merchandise; (ii) establishes retail prices; (iii) has merchandising, marketing and display responsibilities; and (iv) in almost all locations provides retail staff and bears the risk of inventory loss. The department store operators (i) provide and maintain store facilities; (ii) in almost all locations assume retail credit and certain other risks; and (iii) act for the Company in the sale of merchandise. In return for their services and use of their facilities, the department store operators retain a portion of net retail sales made in TIFFANY & CO. stores which is recorded as rent expense within Selling, general and administrative expenses.

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

Advertising, Marketing, Public and Media Relations Costs

Advertising, marketing, public and media relations costs include media, production, catalogs, Internet, marketing events, visual merchandising costs (in-store and window displays) and other related costs. In 2019, 2018 and 2017, these costs totaled $378.8 million, $394.1 million and $314.9 million, respectively, representing 8.6%, 8.9% and 7.6% of worldwide net sales, respectively. Media and production costs for print and digital advertising are expensed as incurred, while catalog costs are expensed upon first distribution.

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

TIFFANY & CO.

Merchandise Design Activities

Merchandise design activities consist of conceptual formulation and design of possible products and creation of pre-production prototypes and molds. Costs associated with these activities are expensed as incurred.

Foreign Currency

The functional currency of most of the Company's foreign subsidiaries and branches is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss, net of tax within stockholders' equity. The Company also recognizes gains and losses associated with transactions that are denominated in foreign currencies. The Company recorded net losses resulting from foreign currency transactions of $4.6 million, $5.3 million and $5.3 million within Other expense, net in 2019, 2018 and 2017, respectively.

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

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Years Ended January 31,
(in millions)	2020	2019	2018
Net earnings for basic and diluted EPS	$541.1	$586.4	$370.1
Weighted-average shares for basic EPS	121.1	122.9	124.5
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.5	0.6	0.6
Weighted-average shares for diluted EPS	121.6	123.5	125.1

TIFFANY & CO.

For the years ended January 31, 2020, 2019 and 2018, there were 1.3 million, 0.7 million and 0.6 million stock options and restricted stock units excluded from the computations of earnings per diluted share due to their antidilutive effect, respectively.

New Accounting Standards

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption was permitted for fiscal years beginning after December 15, 2018. The Company's allowances for doubtful accounts have historically not been significant and management does not expect the adoption of this ASU will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption was permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company does not expect that the adoption of ASU 2018-15 will have a significant impact on its consolidated financial statements. However, the impact of adopting this ASU will ultimately depend on the composition of the Company's cloud computing software arrangements under development at that time.

In December 2019, the FASB issued ASU 2019-12 – Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes. This guidance simplifies the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Management is currently evaluating the impact of this ASU on the consolidated financial statements.

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

The Company adopted this ASU on February 1, 2019 by applying its provisions prospectively and recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of February 1, 2019. The Company also elected the package of practical expedients permitted under the transition guidance, which provided that an entity need not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also elected to not reassess lease terms using hindsight and to combine lease and non-lease components for new leases subsequent to February 1, 2019. Additionally, the Company used its incremental borrowing rate for a term that corresponded to lease terms remaining as of February 1, 2019 to measure its lease liabilities as of that date.

The adoption of ASU 2016-02 resulted in the following impacts to the Company's Consolidated Balance Sheet as of February 1, 2019:

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

TIFFANY & CO.

In August 2017, the FASB issued ASU 2017-12 – Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which expanded and refined hedge accounting for both financial and non-financial risk components, aligned the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and included certain targeted improvements to ease the application of previous guidance related to the assessment of hedge effectiveness. This ASU was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018, with early adoption permitted. The amendments in this ASU were required to be applied on a modified retrospective basis, while presentation and disclosure requirements set forth under this ASU are required prospectively after the date of adoption. Management adopted this ASU on February 1, 2019. The adoption of this ASU did not have any impact on the consolidated financial statements. The disclosures required by this ASU are included in "Note I. Hedging Instruments."

In February 2018, the FASB issued ASU 2018-02 – Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allowed for the reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for the tax effects on deferred tax items included within AOCI (referred to in the ASU as "stranded tax effects") resulting from the reduction of the U.S. federal statutory income tax rate to 21% from 35% that was effected by the 2017 U.S. Tax Cuts and Jobs Act. ASU 2018-02 was effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Management adopted this ASU on February 1, 2019. The adoption of ASU 2018-02 resulted in a reclassification of $26.2 million from AOCI to retained earnings, and had no impact on the Company's results of operations, financial position or cash flows.

D.    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the year for:

	Years Ended January 31,
(in millions)	2020	2019	2018
Interest, net of interest capitalization	$40.8	$40.6	$41.5
Income taxes	$232.8	$291.4	$156.2

Supplemental noncash investing and financing activities:

	January 31,
(in millions)	2020	2019	2018
Accrued capital expenditures	$26.1	$11.0	$20.1

E.	INVENTORIES

	January 31,
(in millions)	2020	2019
Finished goods	$1,532.5	$1,484.3
Raw materials	776.8	781.8
Work-in-process	154.6	161.9
Inventories, net	$2,463.9	$2,428.0

TIFFANY & CO.

F.	PROPERTY, PLANT AND EQUIPMENT

	January 31,
(in millions)	2020	2019
Land	$41.7	$41.8
Buildings	122.3	122.6
Leasehold and building improvements	1,489.9	1,378.1
Office equipment	300.1	286.0
Software	506.0	452.2
Furniture and fixtures	333.1	315.0
Machinery and equipment	208.2	197.8
Construction-in-progress	158.0	98.7
	3,159.3	2,892.2
Accumulated depreciation and amortization	(2,060.5)	(1,865.5)
	$1,098.8	$1,026.7

Depreciation and amortization expense for the years ended January 31, 2020, 2019 and 2018 was $253.8 million, $223.6 million and $200.8 million, respectively.

G.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	January 31,
(in millions)	2020	2019
Accounts payable - trade	$261.3	$217.1
Accrued compensation and commissions	90.8	120.9
Other	189.4	175.4
	$541.5	$513.4

TIFFANY & CO.

H.	DEBT

		January 31,
(in millions)	2020	2019
Short-term borrowings:
Credit Facilities	$13.8	$13.5
Other credit facilities	134.1	99.9
	$147.9	$113.4

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Notes, due July 2042 [a]	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	91.9	91.8
	891.9	891.8
Less: unamortized discounts and debt issuance costs	(7.8)	(8.4)
	$884.1	$883.4

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

Credit Facilities

On October 25, 2018, the Registrant, along with certain of its subsidiaries designated as borrowers thereunder, entered into a five-year multi-bank, multi-currency committed unsecured revolving credit facility, including a letter of credit subfacility, consisting of basic commitments in an amount up to $750.0 million (which commitments may be increased, subject to certain conditions and limitations, at the request of the Registrant) ("Credit Facility"). The Credit Facility replaced the Registrant's previously existing $375.0 million four-year unsecured revolving credit facility and $375.0 million five-year unsecured revolving credit facility, which were each terminated and repaid in connection with the Registrant's entry into the Credit Facility.

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

At January 31, 2020, there were $13.8 million of borrowings outstanding, $3.6 million of letters of credit issued and $732.6 million available for borrowing under the Credit Facility. At January 31, 2019, there were $13.5 million of borrowings outstanding, $6.1 million of letters of credit issued and $730.4 million available for borrowing under the previously existing revolving credit facilities. The weighted-average interest rate for borrowings outstanding was 0.90% at January 31, 2020 and 1.05% at January 31, 2019.

Commercial Paper

In August 2017, the Registrant and one of its wholly owned subsidiaries established a commercial paper program (the "Commercial Paper Program") for the issuance of commercial paper in the form of short-term promissory notes in an aggregate principal amount not to exceed $750.0 million. Borrowings under the Commercial Paper Program may be used for general corporate purposes. The aggregate amount of borrowings that the Company is currently authorized to have outstanding under the Commercial Paper Program and the Registrant's Credit Facility is $750.0 million. The Registrant guarantees the obligations of its wholly owned subsidiary under the Commercial Paper Program. Maturities of commercial paper notes may vary, but cannot exceed 397 days from the date of issuance. Notes issued under the Commercial Paper Program rank equally with the Registrant's present and future unsecured and unsubordinated indebtedness. As of January 31, 2020 and 2019, there were no borrowings outstanding under the Commercial Paper Program.

Other Credit Facilities

Tiffany-Shanghai Credit Agreement. In June 2019, the Registrant's indirect, wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited ("Tiffany-Shanghai"), entered into a three-year multi-bank revolving credit agreement (the "Tiffany-Shanghai Credit Agreement"). The Tiffany-Shanghai Credit Agreement has an aggregate borrowing limit of RMB 408.0 million ($59.0 million at January 31, 2020), which may be increased to the RMB equivalent of $100.0 million, subject to certain conditions and limitations, at the request of Tiffany-Shanghai. The Tiffany-Shanghai Credit Agreement, which matures in July 2022, was made available to refinance amounts outstanding under Tiffany-Shanghai's previously existing RMB 990.0 million three-year multi-bank revolving credit agreement (the "2016 Agreement"), which expired pursuant to its terms on July 11, 2019, as well as for Tiffany-Shanghai's ongoing general working capital requirements. The participating lenders will make loans, upon Tiffany-Shanghai's request, for periods of up to 12 months at the applicable interest rates equal to 95% of the applicable rate as announced by the People's Bank of China (provided, that if such announced rate is below zero, the applicable interest rate shall be deemed to be zero). In connection with the Tiffany-Shanghai Credit Agreement, in June 2019, the Registrant entered into a Guaranty Agreement by and between the Registrant and the facility agent under the Tiffany-Shanghai Credit Agreement (the "Guaranty"). At January 31, 2020, there was $33.0 million available to be borrowed under the Tiffany-Shanghai Credit Agreement and $26.1 million was outstanding at a weighted-average interest rate of 4.13%.

Other. The Company has various other revolving credit facilities, primarily in Japan and China. At January 31, 2020, the facilities totaled $188.8 million and $108.0 million was outstanding at a weighted-average interest rate of 5.36%. At January 31, 2019, the facilities totaled $135.6 million and $73.1 million was outstanding at a weighted-average interest rate of 3.93%.

Debt Covenants

The agreement governing the Credit Facility includes a specific financial covenant, as well as other covenants that limit the ability of the Company to incur certain subsidiary indebtedness, incur liens and engage in mergers, consolidations and sales of all or substantially all of its and its subsidiaries' assets, in addition to other requirements. The agreement governing the Credit Facility also includes certain "Events of Default" (as defined in the agreement governing the Credit Facility) customary to such borrowings, including a "Change of Control" (as defined in the agreement governing the Credit Facility) of the Registrant, such as the proposed Merger.

TIFFANY & CO.

The Tiffany-Shanghai Credit Agreement includes certain covenants that limit Tiffany-Shanghai's ability to incur liens and incur certain indebtedness, and the Guaranty requires maintenance by the Registrant of a specific leverage ratio. The Tiffany Shanghai Credit Agreement also includes certain other requirements and "Events of Default" (as defined in the Tiffany-Shanghai Credit Agreement) customary to such borrowings, including the Registrant's shares ceasing to be listed on New York Stock Exchange for 14 consecutive trading days, such as following the proposed Merger.

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

At January 31, 2020, the Company was in compliance with all debt covenants. In the event of any default of payment or performance obligations extending beyond applicable cure periods as set forth in the agreements governing the Company's applicable debt instruments, such agreements may be terminated or payment of the applicable debt may be accelerated. Further, each of the Credit Facility, the Tiffany-Shanghai Credit Agreement, the agreements governing the 2012 4.40% Series B Senior Notes and the Yen Notes, and certain other loan agreements contain cross default provisions permitting the termination and acceleration of the loans, or acceleration of the notes, as the case may be, in the event that certain of the Company's other debt obligations are terminated or accelerated prior to their maturity.

Once consummated, the proposed Merger may result in certain of the Company's outstanding indebtedness becoming due, and the Company will need to comply with certain covenants of the agreements governing its outstanding indebtedness relating to the proposed Merger. Under the terms of the Merger Agreement, if reasonably requested by Parent, the Company must use its commercially reasonable efforts to, among other things, take actions required to facilitate repayment of the Company's outstanding indebtedness.

Long-Term Debt Maturities

Aggregate maturities of long-term debt as of January 31, 2020 are as follows:

Years Ending January 31,	Amount [a] (in millions)
2021	$—
2022	—
2023	50.0
2024	—
2025	250.0
Thereafter	591.9
$891.9

[a]	Amounts exclude any unamortized discount or premium.

Letters of Credit

The Company has available letters of credit and financial guarantees of $73.7 million, of which $48.5 million was outstanding at January 31, 2020. Of those available letters of credit and financial guarantees, $46.5 million expires within one year. These amounts do not include letters of credit issued under the Credit Facility.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and recorded a loss within accumulated other comprehensive loss. As of January 31, 2020, $16.1 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2014 and recorded a loss within accumulated other comprehensive loss. As of January 31, 2020, $3.3 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

TIFFANY & CO.

Cross-currency Swaps – In 2016, 2017 and 2019, the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of January 31, 2020, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

As of January 31, 2020, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥19,917.3	$187.4
British pound		£13.2	17.1
Derivatives not designated as hedging instruments:
U.S. dollar		$130.0	$130.0
Euro		€6.8	7.6
Australian dollar	AU$	23.2	15.7
Czech koruna	CZK	142.7	6.1
Japanese yen		¥2,320.5	21.2
New Zealand dollar	NZ$	10.2	6.8
Singapore dollar	S$	20.9	15.2
Chinese renminbi	CNY	361.2	51.6
Canadian dollar	CAD	15.9	12.2
Danish kroner	DKK	52.6	7.8
Korean won	KRW	29,019.0	24.8

The maximum term of the Company's outstanding foreign exchange forward contracts as of January 31, 2020 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of January 31, 2020, the maximum term over which

TIFFANY & CO.

the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 18 months. As of January 31, 2020, there were precious metal derivative instruments outstanding for approximately 29,000 ounces of platinum, 557,000 ounces of silver and 84,000 ounces of gold.

Information on the location and amounts of derivative gains and losses in the consolidated financial statements is as follows:

	Year Ended January 31, 2020
(in millions)	Cost of sales	Interest expense and financing costs	Other expense, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$1,662.1	$38.5	$3.8	$(42.4)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	5.4
Pre-tax gain reclassified from accumulated OCI into earnings	(4.1)	—	—	4.1
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.3)	—	—	0.3
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	18.1
Pre-tax loss reclassified from accumulated OCI into earnings	2.8	—	—	(2.8)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	27.0
Pre-tax gain reclassified from accumulated OCI into earnings	—	(6.1)	(0.1)	6.2
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	1.3	—	(1.3)

TIFFANY & CO.

	Year Ended January 31, 2019
(in millions)	Cost of sales	Interest expense and financing costs	Other expense, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$1,631.1	$39.7	$7.1	$(68.6)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	5.8
Pre-tax gain reclassified from accumulated OCI into earnings	(2.6)	—	—	2.6
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.6)	—	—	0.6
Precious metal forward contracts
Pre-tax loss recognized in OCI	—	—	—	(7.2)
Pre-tax loss reclassified from accumulated OCI into earnings	1.0	—	—	(1.0)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	0.3
Pre-tax gain reclassified from accumulated OCI into earnings	—	—	(0.4)	0.4
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	1.4	—	(1.4)

The pre-tax gains or losses on derivatives not designated as hedging instruments were not significant for the years ended January 31, 2020 and 2019 and were included in Other expense, net. The Company expects approximately $6.7 million of net pre-tax derivative gains included in accumulated other comprehensive loss at January 31, 2020 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Consolidated Balance Sheet, see "Note J. Fair Value of Financial Instruments."

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

The Company's derivative instruments are considered Level 2 instruments for the purpose of determining fair value. The Company's foreign exchange forward contracts, as well as its put option contracts and cross-currency swaps, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts and collars are primarily valued using the relevant precious metal spot rate. For further information on the Company's hedging instruments and program, see "Note I. Hedging Instruments."

Financial assets and liabilities carried at fair value at January 31, 2020 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$22.7	$—	$—	$22.7
Marketable securities [b]	39.3	—	—	39.3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	13.0	—	13.0
Foreign exchange forward contracts [c]	—	2.7	—	2.7
Cross-currency swaps [c]	—	2.9	—	2.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	2.1	—	2.1
Total financial assets	$62.0	$20.7	$—	$82.7

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$0.2	$—	$0.2
Foreign exchange forward contracts [d]	—	0.5	—	0.5
Cross-currency swaps [d]	—	1.9	—	1.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	2.9	—	2.9
Total financial liabilities	$—	$5.5	$—	$5.5

TIFFANY & CO.

Financial assets and liabilities carried at fair value at January 31, 2019 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$62.7	$—	$—	$62.7
Marketable securities [b]	36.3	—	—	$36.3
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	5.2	—	5.2
Foreign exchange forward contracts [c]	—	1.8	—	1.8
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	0.9	—	0.9
Total financial assets	$99.0	$7.9	$—	$106.9

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$2.7	$—	$2.7
Foreign exchange forward contracts [d]	—	2.1	—	2.1
Cross-currency swaps [d]	—	19.9	—	19.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [d]	—	2.7	—	2.7
Total financial liabilities	$—	$27.4	$—	$27.4

[a]	Included within Short-term investments.

[b]	Included within Other assets, net.

[c]	Included within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.

[d]	Included within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was approximately $1.0 billion at January 31, 2020 and 2019 and the corresponding fair value was approximately $1.2 billion at January 31, 2020 and $1.0 billion at January 31, 2019.

TIFFANY & CO.

K.	LEASES

Amounts recognized in the Consolidated Statement of Earnings were as follows:

(in millions)	Year Ended January 31, 2020
Fixed operating lease expense	$313.8
Variable operating lease expense	156.4
Sublease income	(5.3)
Net lease expense	$464.9

The weighted average remaining lease term was seven years and the weighted average discount rate was 3.8% for all of the Company's operating leases as of January 31, 2020.

The following table provides supplemental cash flow information related to the Company's operating leases:

(in millions)	Year Ended January 31, 2020
Cash outflows from operating activities attributable to operating leases	$314.1
Right-of-use assets obtained in exchange for operating leases liabilities	312.4

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five fiscal years and thereafter to the operating lease liability recorded on the Consolidated Balance Sheet for operating leases existing as of January 31, 2020.

Years ending January 31,	Minimum Lease Payments as of January 31, 2020 (in millions)
2021	$245.1
2022	255.2
2023	211.1
2024	178.9
2025	144.8
Thereafter	368.5
Total minimum lease payments	1,403.6
Less: amount of total minimum lease payments representing interest	(192.4)
Present value of future total minimum lease payments	1,211.2
Less: current portion of operating lease liabilities	(202.8)
Long-term portion of operating lease liabilities	$1,008.4

As of January 31, 2020, there were nine executed agreements in respect of store relocations, new stores, office space and other facilities without commencement dates, which had total commitments of $88.7 million.

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

The Company entered into sale-leaseback arrangements for its Retail Service Center, a distribution and administrative office facility in New Jersey, in 2005 and for the TIFFANY & CO. stores in Tokyo's Ginza shopping district and on London's Old Bond Street in 2007. These sale-leaseback arrangements resulted in total deferred gains of $144.5 million, which were amortized in SG&A expenses over periods ranging from 15 to 20 years. As of January 31, 2019, $31.1 million of these deferred gains remained on the Company's Consolidated Balance Sheet and were reclassified to opening retained earnings in the first quarter of 2019 in accordance with ASU 2016-02 (see "Note C. Summary of Significant Accounting Policies – New Accounting Standards" for additional information).

Rent expense for the Company's operating leases consisted of the following:

	Years Ended January 31,
(in millions)	2019	2018
Minimum rent for retail locations	$225.1	$206.6
Contingent rent based on sales	167.9	151.6
Office, distribution and manufacturing facilities and equipment	43.8	44.8
Gains on sale-leaseback arrangements	(8.4)	(8.2)
Sublease income	(5.2)	(4.5)
	$423.2	$390.3

L.    COMMITMENTS AND CONTINGENCIES

Diamond Sourcing Activities

The Company has agreements with various diamond producers to purchase a minimum volume of rough diamonds at prevailing fair market prices. Under those agreements, management anticipates that it will purchase approximately $30.0 million of rough diamonds in 2020. The Company also regularly purchases rough and polished diamonds from other suppliers, although it has no contractual obligations to do so. Purchases beyond 2020 under the aforementioned agreements cannot be reasonably estimated.

Contractual Cash Obligations and Contingent Funding Commitments

At January 31, 2020, the Company's contractual cash obligations and contingent funding commitments were for inventory purchases of $229.8 million (which includes the $30.0 million obligation discussed in Diamond Sourcing Activities above), as well as for other contractual obligations of $152.1 million (primarily for construction-in-

TIFFANY & CO.

progress, technology licensing and service contracts, advertising and media agreements and fixed royalty commitments).

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court); (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017; (iii) an additional $8.25 million in punitive damages; and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment before the Second Circuit Court of Appeals. A three-judge panel presided over an appellate hearing on January 23, 2020, and that panel's decision is pending. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of January 31, 2020. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2021.

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

TIFFANY & CO.

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

In October 2016, the EPA announced that it entered into a legal agreement with Occidental Chemical Corporation ("OCC"), pursuant to which OCC agreed to spend $165.0 million to perform the engineering and design work required in advance of the clean-up contemplated by the RoD Remediation. OCC has waived any rights to collect contribution from the Company (the "Waiver") for certain costs, including those associated with such engineering and design work, incurred by OCC through July 14, 2016. However, on June 29, 2018, OCC filed a lawsuit in the United States District Court for the District of New Jersey against Tiffany and Company and 119 other companies (the "defendant

TIFFANY & CO.

companies") seeking to have the defendant companies reimburse OCC for certain response costs incurred by OCC in connection with its and its predecessors' remediation work relating to the River, other than those costs subject to the Waiver. OCC is also seeking a declaratory judgment to hold the defendant companies liable for their alleged shares of future response costs, including costs related to the RoD Remediation. The suit does not quantify damages sought, and the Company is unable to determine at this time whether, or to what extent, the OCC lawsuit will impact the cost allocation described in the immediately preceding paragraph or will otherwise result in any liabilities for the Company.

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

During 2018, the Company received an offer of AUD $48.0 million as compensation for the previous acquisition of the premises containing one of its leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia. The Company did not accept the offer of compensation and has filed an appeal of the compensation amount with the Land and Environment Court in Australia. In accordance with local law, the Company received an advance payment of 90% ($31.1 million, based on foreign currency exchange rates on the date of receipt) of the offered compensation during the fourth quarter of 2018. The appeal process is inherently uncertain and the Land and Environment Court will make an independent assessment of the amount of compensation in this matter, which may require the Company to repay all or a portion of the advance payment. Therefore, the Company cannot currently determine an amount, or any minimum amount, it ultimately expects to realize in connection with this matter. Accordingly, the Company did not recognize any gain in the accompanying Consolidated Statement of Earnings for the year ended January 31, 2020 or 2019. Instead, the Company recognized the advance payment within Cash and cash equivalents and as a liability within Accounts payable and accrued liabilities as of January 31, 2019. The Company classified $19.2 million of the advance payment within operating cash flows and $11.9 million within investing cash flows on the Consolidated Statement of Cash Flows for the year ended January 31, 2019, with such classification determined by the nature of the underlying components of the cash receipt.

TIFFANY & CO.

M.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

	January 31,
(in millions)	2020	2019
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(130.4)	$(108.2)
Deferred hedging gain (loss)	5.4	(24.5)
Net unrealized loss on benefit plans	(148.2)	(72.1)
	$(273.2)	$(204.8)

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Years Ended January 31,
(in millions)	2020	2019	2018
Foreign currency translation adjustments	$(21.3)	$(62.9)	$97.9
Income tax (expense) benefit	(1.1)	2.7	(2.2)
Foreign currency translation adjustments, net of tax	(22.4)	(60.2)	95.7
Unrealized gain on marketable securities	—	—	0.2
Reclassification for gain included in net earnings	—	—	(3.5)
Income tax benefit	—	—	0.7
Unrealized loss on marketable securities, net of tax	—	—	(2.6)
Unrealized gain (loss) on hedging instruments	50.5	(1.1)	(21.0)
Reclassification adjustment for (gain) loss included in net earnings [a]	(6.5)	(1.2)	13.0
Income tax (expense) benefit	(9.3)	0.7	1.2
Unrealized gain (loss) on hedging instruments, net of tax	34.7	(1.6)	(6.8)
Net actuarial (loss) gain	(82.0)	(24.2)	30.6
Amortization of net loss included in net earnings [b]	11.2	15.1	13.3
Amortization of prior service credit included in net earnings [b]	(0.5)	(0.6)	(0.5)
Income tax benefit (expense)	16.6	2.9	(11.5)
Net unrealized (loss) gain on benefit plans, net of tax	(54.7)	(6.8)	31.9
Total other comprehensive (loss) earnings, net of tax	$(42.4)	$(68.6)	$118.2

[a]	These (gains) losses are reclassified into Interest expense and financing costs and Cost of sales (see "Note I. Hedging Instruments" for additional details).

[b]	These losses (gains) are included in the computation of net periodic benefit cost (see "Note O. Employee Benefit Plans" for additional details) and are reclassified into Other expense, net.

Stock Repurchase Program
In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase ("ASR") or other structured repurchase transactions, and/or privately negotiated transactions. The 2018 Program replaced the Company's previous share repurchase program approved in January 2016, under which the Company was authorized to repurchase up to

TIFFANY & CO.

$500.0 million of its Common Stock. As of January 31, 2020, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans.

During 2018, the Company entered into ASR agreements with two third-party financial institutions to repurchase an aggregate of $250.0 million of its Common Stock. The ASR agreements were entered into under the 2018 Program. Pursuant to the ASR agreements, the Company made an aggregate payment of $250.0 million from available cash on hand in exchange for an initial delivery of 1,529,286 shares of its Common Stock. Final settlement of the ASR agreements was completed in July 2018, pursuant to which the Company received an additional 353,112 shares of its Common Stock.  In total, 1,882,398 shares of the Company's Common Stock were repurchased under these ASR agreements at an average cost per share of $132.81 over the term of the agreements.

The Company's share repurchase activity was as follows:

	Years Ended January 31,
(in millions, except per share amounts)	2020	2019	2018
Cost of repurchases	$163.4	$421.4	$99.2
Shares repurchased and retired	1.8	3.5	1.0
Average cost per share	$91.15	$121.28	$94.86

Cash Dividends

The Company's Board of Directors declared quarterly dividends which, on an annual basis, totaled $2.29, $2.15 and $1.95 per share of Common Stock in 2019, 2018 and 2017, respectively.

On February 20, 2020, the Company's Board of Directors declared a quarterly dividend of $0.58 per share of Common Stock. This dividend will be paid on April 10, 2020 to stockholders of record on March 20, 2020.

Cumulative Effect Adjustment From Adoption of New Accounting Standards

The amounts presented within this line item on the Consolidated Statements of Stockholders' Equity represent the effects of the Company's adoption, on a modified retrospective basis, of ASU 2016-02 - Leases and ASU 2018-02 - Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (each as discussed in "Note C. Summary of Significant Accounting Policies") for the year ended January 31, 2020, and ASU 2014-09 - Revenue from Contracts with Customers and ASU 2016-01 - Recognition and Measurement of Financial Assets and Financial Liabilities for the year ended January 31, 2019.

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

The Company has granted time-vesting restricted stock units ("RSUs"), performance-based restricted stock units ("PSUs") and stock options under the Employee Incentive Plan. Stock options and RSUs typically vest in increments of 25% per year over four years. PSUs vest at the end of a three-year period. PSU grant terms provide that vesting is

TIFFANY & CO.

contingent on the Company's performance against objectives established by the Compensation Committee of the Company's Board of Directors. The PSUs and RSUs require no payment from the employee. PSU and RSU payouts are in shares of Company stock at vesting (aside from fractional dividend equivalents, which are settled in cash). Compensation expense is recognized using the fair market value of the award at the date of grant and recorded ratably over the vesting period. However, PSU compensation expense may be adjusted over the vesting period based on interim estimates of performance against the established objectives. Award holders are not entitled to receive dividends or dividend equivalents on PSUs or RSUs granted prior to January 2017 or on unvested stock options. PSUs and RSUs granted in or after January 2017 accrue dividend equivalents that may only be paid or delivered upon vesting of the underlying stock units.

Under the Directors Equity Compensation Plan, the maximum number of shares of Common Stock authorized for issuance is 1.0 million (subject to adjustment); awards may be made to non-employee directors of the Company in the form of stock options or shares of stock but may not exceed $750,000 of total compensation (including without limitation, non-equity compensation and the grant-date fair value of options or stock awards, or any combination of options and stock awards) that may be awarded to any one participant in any single fiscal year of the Company in connection with his or her service as a member of the Board of Directors; provided, however, that this limitation shall not apply to a non-executive chairperson of the Board of Directors. Awards made in the form of stock options may have a maximum term of 10 years from the grant date and may not be granted for an exercise price below fair market value. Director options vest immediately. Director RSUs vest at the end of a one-year period.

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

	Years Ended January 31,
	2020	2019	2018
Dividend yield	2.2%	2.2%	1.8%
Expected volatility	24.6%	24.2%	22.0%
Risk-free interest rate	2.1%	2.5%	2.2%
Expected term in years	4	4	5

A summary of the Company's stock option activity is presented below:

	Number of Shares (in millions)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (in millions)
Outstanding at January 31, 2019	2.4	$89.84	8.33	$11.3
Granted	0.1	94.68
Exercised	(1.3)	88.40
Forfeited/canceled	—	97.13
Outstanding at January 31, 2020	1.2	$91.53	7.64	$52.8
Exercisable at January 31, 2020	0.4	$88.09	6.27	$18.4

The weighted-average grant-date fair value of options granted for the years ended January 31, 2020, 2019 and 2018 was $16.57, $16.97 and $18.33, respectively. The total intrinsic value (market value on date of exercise less

TIFFANY & CO.

grant price) of options exercised during the years ended January 31, 2020, 2019 and 2018 was $52.8 million, $16.3 million and $31.2 million, respectively.

A summary of the Company's RSU activity is presented below:

	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2019	0.6	$88.49
Granted	0.5	117.12
Vested	(0.3)	86.84
Forfeited	(0.1)	94.86
Non-vested at January 31, 2020	0.7	$108.28

A summary of the Company's PSU activity is presented below:

	Number of Shares (in millions)	Weighted-Average Grant-Date Fair Value
Non-vested at January 31, 2019	0.5	$85.30
Granted	0.1	134.12
Vested	(0.1)	63.05
Forfeited/canceled	—	57.08
Non-vested at January 31, 2020	0.5	$102.46

The weighted-average grant-date fair value of RSUs granted for the years ended January 31, 2019 and 2018 was $103.40 and $91.96, respectively. The weighted-average grant-date fair value of PSUs granted for the years ended January 31, 2019 and 2018 was $85.26 and $108.99, respectively. The total fair value of RSUs vested during the years ended January 31, 2020, 2019 and 2018 was $28.1 million, $24.3 million and $22.2 million, respectively. The total fair value of PSUs vested during the years ended January 31, 2020, 2019 and 2018 was $9.8 million, $2.7 million and $3.4 million, respectively.

As of January 31, 2020, there was $94.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Employee Incentive Plan and Directors Equity Compensation Plan. The expense is expected to be recognized over a weighted-average period of 3.0 years.

Total compensation cost for stock-based compensation awards recognized in income and the related income tax benefit was $33.2 million and $6.5 million for the year ended January 31, 2020, $34.1 million and $6.8 million for the year ended January 31, 2019 and $28.0 million and $8.5 million for the year ended January 31, 2018. Total stock-based compensation cost capitalized in inventory was not significant.

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

TIFFANY & CO.

Qualified Plan benefits are based on (i) average compensation in the highest paid five years of the last 10 years of employment ("average final compensation") and (ii) the number of years of service. The normal retirement age under the Qualified Plan is age 65; however, participants who retire with at least 10 years of service may elect to receive reduced retirement benefits starting at age 55. The Company funds the Qualified Plan's trust in accordance with regulatory limits to provide for current service and for the unfunded benefit obligation over a reasonable period and for current service benefit accruals. To the extent that these requirements are fully covered by assets in the Qualified Plan, the Company may elect not to make any contribution in a particular year. No cash contribution was required in 2018 and none is required in 2019 to meet the minimum funding requirements of the Employee Retirement Income Security Act. However, the Company periodically evaluates whether to make discretionary cash contributions to the Qualified Plan and made voluntary cash contributions of $30.0 million in 2019, $11.8 million in 2018 and $15.0 million in 2017. The Company does not currently expect to make any contributions to the Qualified Plan in 2020.

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

TIFFANY & CO.

Obligations and Funded Status

The following tables provide a reconciliation of benefit obligations, plan assets and funded status of the pension and other postretirement benefit plans as of the measurement date:

	Years Ended January 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$795.0	$795.6	$76.1	$78.5
Service cost	17.0	17.9	2.6	3.0
Interest cost	32.5	30.7	3.3	3.0
Participants' contributions	—	—	1.3	1.3
MMA retiree drug subsidy	—	—	0.1	0.1
Actuarial loss (gain)	139.8	(22.4)	15.4	(7.0)
Benefits paid	(28.2)	(26.8)	(2.7)	(2.8)
Projected benefit obligation at end of year	956.1	795.0	96.1	76.1
Change in plan assets:
Fair value of plan assets at beginning of year	549.7	578.1	—	—
Actual return on plan assets	109.9	(20.1)	—	—
Employer contributions	37.3	18.5	1.3	1.4
Participants' contributions	—	—	1.3	1.3
MMA retiree drug subsidy	—	—	0.1	0.1
Benefits paid	(28.2)	(26.8)	(2.7)	(2.8)
Fair value of plan assets at end of year	668.7	549.7	—	—
Funded status at end of year	$(287.4)	$(245.3)	$(96.1)	$(76.1)

Actuarial losses in 2019 reflect decreases in the discount rates for all plans.

The following tables provide additional information regarding the Company's pension plans' projected benefit obligations and assets (included in pension benefits in the table above) and accumulated benefit obligation:

	January 31, 2020
(in millions)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$800.3	$127.8	$28.0	$956.1
Fair value of plan assets	668.7	—	—	668.7
Funded status	$(131.6)	$(127.8)	$(28.0)	$(287.4)
Accumulated benefit obligation	$722.1	$110.6	$22.8	$855.5

TIFFANY & CO.

	January 31, 2019
(in millions)	Qualified	Excess/SRIP	Other	Total
Projected benefit obligation	$658.5	$109.4	$27.1	$795.0
Fair value of plan assets	549.7	—	—	549.7
Funded status	$(108.8)	$(109.4)	$(27.1)	$(245.3)
Accumulated benefit obligation	$598.8	$94.0	$22.2	$715.0

At January 31, 2020, the Company had a current liability of $9.0 million and a non-current liability of $374.5 million for pension and other postretirement benefits. At January 31, 2019, the Company had a current liability of $9.0 million and a non-current liability of $312.4 million for pension and other postretirement benefits.

Pre-tax amounts recognized in accumulated other comprehensive loss consisted of:

	January 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Net actuarial loss (gain)	$188.0	$132.7	$9.7	$(5.8)
Prior service cost (credit)	0.4	0.5	(0.4)	(1.0)
Total before tax	$188.4	$133.2	$9.3	$(6.8)

Components of Net Periodic Benefit Cost and
Other Amounts Recognized in Other Comprehensive Earnings

	Years Ended January 31,
	Pension Benefits			Other Postretirement Benefits
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$17.0	$17.9	$17.3	$2.6	$3.0	$2.8
Interest cost	32.5	30.7	32.0	3.3	3.0	3.0
Expected return on plan assets	(36.7)	(33.4)	(32.9)	—	—	—
Amortization of prior service cost (credit)	0.1	0.1	0.2	(0.6)	(0.7)	(0.7)
Amortization of net loss (gain)	11.3	15.0	13.2	(0.1)	0.1	0.1
Net periodic benefit cost	24.2	30.3	29.8	5.2	5.4	5.2

Net actuarial loss (gain)	66.6	31.2	(32.1)	15.4	(7.0)	1.5
Recognized actuarial (loss) gain	(11.3)	(15.0)	(13.2)	0.1	(0.1)	(0.1)
Recognized prior service (cost) credit	(0.1)	(0.1)	(0.2)	0.6	0.7	0.7
Total recognized in other comprehensive earnings	55.2	16.1	(45.5)	16.1	(6.4)	2.1
Total recognized in net periodic benefit cost and other comprehensive earnings	$79.4	$46.4	$(15.7)	$21.3	$(1.0)	$7.3

The non-service cost components of the net periodic benefit cost are included within Other expense, net on the Consolidated Statements of Earnings.

TIFFANY & CO.

Assumptions

Weighted-average assumptions used to determine benefit obligations:

	January 31,
	2020	2019
Discount rate:
Qualified Plan	3.25%	4.25%
Excess Plan/SRIP	3.00%	4.25%
Other Plans	0.76%	0.81%
Other Postretirement Benefits	3.25%	4.50%
Rate of increase in compensation:
Qualified Plan	3.00%	3.00%
Excess Plan	4.25%	4.25%
SRIP	6.50%	6.50%
Other Plans	2.56%	2.56%

Weighted-average assumptions used to determine net periodic benefit cost:

	Years Ended January 31,
	2020	2019	2018
Discount rate:
Qualified Plan	4.25%	4.00%	4.25%
Excess Plan/SRIP	4.25%	3.75%	4.25%
Other Plans	1.32%	1.54%	1.49%
Other Postretirement Benefits	4.50%	4.00%	4.25%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of increase in compensation:
Qualified Plan	3.00%	3.00%	3.00%
Excess Plan	4.25%	4.25%	4.25%
SRIP	6.50%	6.50%	6.50%
Other Plans	2.66%	1.41%	1.38%

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

For postretirement benefit measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered health care was assumed for 2020. This rate was assumed to decrease gradually to 4.75% by 2023 and remain at that level thereafter.

Plan Assets

The Company's investment objectives related to the Qualified Plan's assets are the preservation of principal and balancing the management of interest rate risk associated with the duration of the plan's liabilities with the achievement of a reasonable rate of return over time. The Qualified Plan's assets are allocated based on an

TIFFANY & CO.

expectation that equity securities will outperform debt securities over the long term, but that as the plan's funded status (assets relative to liabilities) increases, the amount of assets allocated to fixed income securities which match the interest rate risk profile of the plan's liabilities will increase. The Company's target asset allocation based on its funded status as of January 31, 2020 is as follows: approximately 50% in equity securities; approximately 35% in fixed income securities; and approximately 15% in other securities. The Company attempts to mitigate investment risk by rebalancing the asset allocation periodically.

The fair value of the Qualified Plan's assets at January 31, 2020 and 2019 by asset category is as follows:

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in millions)	January 31, 2020	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$53.0	$53.0	$—	$—
Mutual funds	119.5	119.5	—	—
Fixed income securities:
Government bonds	100.5	99.3	1.2	—
Corporate bonds	139.9	—	139.9	—
Other types of investments:
Cash and cash equivalents	2.5	2.5	—	—
Mutual funds	73.9	61.8	12.1	—
Net assets in fair value hierarchy	489.3	336.1	153.2	—
Investments at NAV practical expedient [a]	179.4
Plan assets at fair value	$668.7	$336.1	$153.2	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as*
(in millions)	January 31, 2019	Level 1	Level 2	Level 3
Equity securities:
U.S. equity securities	$63.4	$63.4	$—	$—
Mutual fund	38.7	38.7	—	—
Fixed income securities:
Government bonds	80.8	79.6	1.2	—
Corporate bonds	122.7	—	122.7	—
Other types of investments:
Cash and cash equivalents	2.7	2.7	—	—
Mutual funds	52.0	52.0	—	—
Net assets in fair value hierarchy	360.3	236.4	123.9	—
Investments at NAV practical expedient [a]	189.4
Plan assets at fair value	$549.7	$236.4	$123.9	$—

*	See "Note J. Fair Value of Financial Instruments" for a description of the levels of inputs.

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

TIFFANY & CO.

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

Benefit Payments

The Company estimates the following future benefit payments:

Years Ending January 31,	Pension Benefits (in millions)	Other Postretirement Benefits (in millions)
2021	$29.3	$2.0
2022	30.4	2.1
2023	31.1	2.2
2024	32.6	2.4
2025	33.9	2.5
2026-2030	197.5	16.1

Employee Profit Sharing and Retirement Savings ("EPSRS") Plan

The Company maintains an EPSRS Plan that covers substantially all U.S.-based employees. Under the profit-sharing feature of the EPSRS Plan, the Company made contributions, in the form of newly issued Company Common Stock through 2014, to the employees' accounts based on the achievement of certain targeted earnings objectives established by, or as otherwise determined by, the Company's Board of Directors. Beginning in 2015, these contributions were made in cash. The EPSRS Plan provides a retirement savings feature, a profit sharing feature and a defined contribution retirement benefit ("DCRB"). The DCRB is provided to eligible employees hired on or after January 1, 2006. Contributions related to the retirement savings feature and profit sharing feature for a particular plan year are made the following year.

Under the retirement savings feature of the EPSRS Plan, employees who meet certain eligibility requirements may participate by contributing up to 50% of their annual compensation, not to exceed Internal Revenue Service limits, and the Company may provide a matching cash contribution of 50% of each participant's contributions, with a maximum matching contribution of 3% of each participant's total compensation. The Company recorded expense of $9.2 million, $8.6 million and $8.2 million in 2019, 2018 and 2017, respectively, related to the retirement savings feature of the EPSRS Plan.

TIFFANY & CO.

Under the profit-sharing feature of the EPSRS Plan, contributions are made in cash and are allocated within the respective participant's account based on investment elections made under the EPSRS Plan. If the participant has made no election, the contribution will be invested in the appropriate default target fund as determined by each participant's date of birth. Under the retirement savings portion of the EPSRS Plan, employees may invest their contributions and the related matching contribution to their accounts in a similar manner. Under both the profit-sharing and retirement savings features, employees may elect to invest a portion of the contributions to their accounts in Company stock. At January 31, 2020, investments in Company stock represented 19% of total EPSRS Plan assets. The Company recorded expense of $4.9 million and $3.9 million in 2018 and 2017, respectively, related to the profit sharing feature of the EPSRS Plan and did not record any such expense in 2019.

Under the DCRB, the Company makes contributions each year to each employee's account at a rate based upon age and years of service. These contributions are deposited into individual accounts in each employee's name to be invested in a manner similar to the profit-sharing and retirement savings portions of the EPSRS Plan (except that DCRB contributions may not be invested in Company stock). The Company recorded expense of $7.2 million, $4.7 million and $5.2 million in 2019, 2018 and 2017, respectively, related to the DCRB.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan for directors, executives and certain management employees, whereby eligible participants may defer a portion of their compensation for payment at specified future dates, upon retirement, death or termination of employment. This plan also provides for an excess defined contribution retirement benefit ("Excess DC benefit") for certain eligible executives and management employees, hired on or after January 1, 2006. The Excess DC benefit is credited to the eligible employee's account, based on the compensation paid to the employee in excess of the IRS limits for contributions under the DCRB Plan. Under the plan, the deferred compensation is adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. The amounts accrued under the plans were $27.6 million and $22.6 million at January 31, 2020 and 2019, respectively, and are reflected in Other long-term liabilities. The Company does not promise or guarantee any rate of return on amounts deferred.

P.    INCOME TAXES

U.S. Federal Income Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "2017 Tax Act") was enacted in the U.S. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. taxpayers. Changes in tax law are accounted for in the period of enactment. As such, the Company's 2017 consolidated financial statements reflected the estimated immediate tax effect of the 2017 Tax Act. The 2017 Tax Act contains a number of key provisions, including, among other items:

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

TIFFANY & CO.

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

•
A tax benefit of $4.6 million resulting from the effect of the 21% statutory income tax rate for the month of January 2018 on the Company's annual statutory income tax rate for the year ended January 31, 2018. Because the Company's fiscal year ended on January 31, 2018, the Company's statutory income tax rate for fiscal 2017 was 33.8% rather than 35.0%.

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

The Company continues to maintain its assertion to indefinitely reinvest undistributed foreign earnings and profits, which amounted to approximately $1.0 billion as of January 31,2020.

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

TIFFANY & CO.

Income Taxes

Earnings from operations before income taxes consisted of the following:

	Years Ended January 31,
(in millions)	2020	2019	2018
United States	$520.1	$584.5	$597.1
Foreign	170.2	159.0	163.4
	$690.3	$743.5	$760.5

Components of the provision for income taxes were as follows:

	Years Ended January 31,
(in millions)	2020	2019	2018
Current:
Federal	$79.7	$112.5	$227.9
State	11.7	18.2	16.7
Foreign	51.2	47.7	49.0
	142.6	178.4	293.6
Deferred:
Federal	10.9	(23.2)	94.1
State	0.6	(2.0)	1.1
Foreign	(4.9)	3.9	1.6
	6.6	(21.3)	96.8
	$149.2	$157.1	$390.4

Reconciliations of the provision for income taxes at the statutory Federal income tax rate to the Company's effective income tax rate were as follows:

	Years Ended January 31,
	2020	2019	2018
Statutory Federal income tax rate	21.0%	21.0%	33.8%
State income taxes, net of Federal benefit	1.4	1.5	1.5
Foreign losses with no tax benefit	—	—	0.2
Effect of Foreign Operations	1.8	1.1	(1.4)
Net change in uncertain tax positions	1.1	(0.4)	0.2
Domestic manufacturing deduction	—	—	(1.8)
Foreign Derived Intangible Income deduction	(4.0)	(2.6)	—
Impact of the 2017 Tax Act	—	1.3	19.8
Other	0.3	(0.8)	(1.0)
	21.6%	21.1%	51.3%

TIFFANY & CO.

Deferred tax assets (liabilities) consisted of the following:

	January 31,
(in millions)	2020	2019
Deferred tax assets:
Operating lease liabilities	$293.7	$—
Pension/postretirement benefits	101.9	82.1
Accrued expenses	21.7	31.3
Share-based compensation	5.7	7.9
Depreciation and amortization	54.7	18.1
Foreign and state net operating losses	6.5	7.0
Sale-leasebacks	—	13.1
Inventory	33.3	42.5
Unearned income	7.9	7.2
Other	22.2	28.8
	547.6	238.0
Valuation allowance	(10.9)	(8.5)
	536.7	229.5
Deferred tax liabilities:
Operating lease right-of-use assets	(301.2)	—
Foreign tax credit and other tax liabilities	(12.3)	(21.5)
Net deferred tax asset	$223.2	$208.0

The Company has recorded a valuation allowance against certain deferred tax assets related to foreign net operating loss carryforwards where management has determined it is more likely than not that deferred tax assets will not be realized in the future. The overall valuation allowance relates to tax loss carryforwards and temporary differences for which no benefit is expected to be realized. Tax loss carryforwards of $21.8 million exist in certain foreign jurisdictions. Whereas some of these tax loss carryforwards do not have an expiration date, others expire at various times from 2020 through 2036.

The following table reconciles the unrecognized tax benefits:

	Years ended January 31,
(in millions)	2020	2019	2018
Unrecognized tax benefits at beginning of year	$17.3	$10.1	$7.2
Gross increases – tax positions in prior period	6.3	8.0	3.2
Gross decreases – tax positions in prior period	(0.7)	—	(0.9)
Gross increases – tax positions in current period	1.9	1.3	0.6
Settlements	(5.2)	—	—
Lapse of statute of limitations	0.1	(2.1)	—
Unrecognized tax benefits at end of year	$19.7	$17.3	$10.1

The amount of tax benefits included in the balance of unrecognized tax benefits at January 31, 2020 that, if recognized, would affect the effective income tax rate was $18.5 million.

The Company recognizes expense for interest and penalties related to unrecognized tax benefits within the provision for income taxes. The Company recognized a benefit of $1.3 million in 2019, a benefit of $6.2 million in 2018 and

TIFFANY & CO.

expense of $2.0 million in 2017 for interest and penalties. Accrued interest and penalties, which amounted to $2.9 million and $4.2 million at January 31, 2020 and 2019, respectively, is included within Accounts payable and accrued liabilities and Other long-term liabilities on the Consolidated Balance Sheets.

The Company conducts business globally and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2015) and New York State (tax years 2012–2018). Tax years from 2010–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of January 31, 2020, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

Q.    SEGMENT INFORMATION

Net sales by geographic area are presented by attributing revenues from external customers on the basis of the country in which the merchandise is sold. In deciding how to allocate resources and assess performance, the Company's Chief Operating Decision Maker regularly evaluates the performance of its reportable segments on the basis of net sales and earnings from operations, after the elimination of inter-segment sales and transfers. The accounting policies of the reportable segments are the same as those described in "Note C. Summary of Significant Accounting Policies."

Certain information relating to the Company's segments is set forth below:

	Years Ended January 31,
(in millions)	2020	2019	2018
Net sales:
Americas	$1,924.0	$1,960.3	$1,870.9
Asia-Pacific	1,258.2	1,239.0	1,095.0
Japan	649.8	643.0	596.3
Europe	498.3	504.4	489.0
Total reportable segments	4,330.3	4,346.7	4,051.2
Other	93.7	95.4	118.6
	$4,424.0	$4,442.1	$4,169.8
Earnings from operations*:
Americas	$382.2	$386.7	$399.0
Asia-Pacific	254.3	311.5	287.7
Japan	229.7	237.2	209.3
Europe	83.1	86.2	90.4
Total reportable segments	949.3	1,021.6	986.4
Other	11.3	(6.4)	3.6
	$960.6	$1,015.2	$990.0

*	Represents earnings from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs and Other expense, net, and (iii) other operating expenses.

TIFFANY & CO.

The Company's Chief Operating Decision Maker does not evaluate the performance of the Company's assets on a segment basis for internal management reporting and, therefore, such information is not presented. The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated earnings from operations before income taxes:

	Years Ended January 31,
(in millions)	2020	2019	2018
Earnings from operations for segments	$960.6	$1,015.2	$990.0
Unallocated corporate expenses	(206.8)	(224.9)	(180.6)
Interest expense and financing costs and Other expense, net	(42.3)	(46.8)	(48.9)
Other operating expenses	(21.2)	—	—
Earnings from operations before income taxes	$690.3	$743.5	$760.5

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expenses in the year ended January 31, 2020 represent charges related to the proposed Merger. See "Note B. Entry into Merger Agreement" for additional details.

Sales to unaffiliated customers by geographic area were as follows:

	Years Ended January 31,
(in millions)	2020	2019	2018
Net sales:
United States	$1,796.9	$1,837.5	$1,739.0
Japan	649.8	643.0	596.3
Other countries	1,977.3	1,961.6	1,834.5
	$4,424.0	$4,442.1	$4,169.8

Net sales information for classes of similar products is presented in "Note C. Summary of Significant Accounting Policies."

Long-lived assets by geographic area were as follows:

	January 31,
(in millions)	2020	2019
Long-lived assets:
United States	$819.6	$762.9
Japan	17.9	18.9
Other countries	324.8	306.1
	$1,162.3	$1,087.9

TIFFANY & CO.

R.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019 Quarters Ended
(in millions, except per share amounts)	April 30	July 31	October 31	January 31 [a]
Net sales	$1,003.1	$1,048.5	$1,014.6	$1,357.8
Gross profit	619.2	657.7	625.7	859.3
Earnings from operations	160.9	184.3	118.5	268.9
Net earnings	125.2	136.3	78.4	201.2
Net earnings per share:
Basic	$1.03	$1.13	$0.65	$1.67
Diluted	$1.03	$1.12	$0.65	$1.66

	2018 Quarters Ended
(in millions, except per share amounts)	April 30	July 31	October 31	January 31
Net sales	$1,033.2	$1,075.9	$1,012.4	$1,320.6
Gross profit	650.9	688.8	629.3	842.0
Earnings from operations	204.3	191.2	126.4	268.4
Net earnings	142.3	144.7	94.9	204.5
Net earnings per share:
Basic	$1.14	$1.17	$0.78	$1.68
Diluted	$1.14	$1.17	$0.77	$1.67

[a]
Net earnings included $21.2 million of pre-tax expense ($17.1 million after tax expense, or $0.14 per diluted share) for expenses incurred related to the proposed Merger (see "Note B. Entry into Merger Agreement") for the quarter ended January 31, 2020.

Basic and diluted earnings per share are computed independently for each quarter presented. Accordingly, the sum of the quarterly earnings per share may not agree with the calculated full year earnings per share.

S.    SUBSEQUENT EVENT

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. This coronavirus outbreak has severely restricted the level of economic activity around the world. In response to this coronavirus outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of travel-related businesses. This coronavirus outbreak has had a significant effect on the Company's sales results to date in fiscal 2020. For example, as of March 19, 2020, the Company has temporarily closed all of its stores in the United States and Canada, and has temporarily closed nearly all of its stores across Europe and the United Kingdom. Given the uncertainty regarding the spread of this coronavirus, the related financial impact cannot be reasonably estimated at this time.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report is shown on page K-47. The Audit Committee of the Board of Directors, which is composed solely of independent directors, reviewed and discussed with the Company's management and the independent registered public accounting firm, as appropriate, specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects the firm that is to perform audit services for the Company.

Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control - Integrated Framework issued in 2013. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2020 based on criteria in Internal Control - Integrated Framework issued by the COSO. The effectiveness of the Company's internal control over financial reporting as of January 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is shown on page K-47.

/s/ Alessandro Bogliolo
Chief Executive Officer

/s/ Mark J. Erceg
Executive Vice President and Chief Financial Officer

Item 9B. Other Information.

None

TIFFANY & CO.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the sections titled "Executive Officers of the Company," "Item 1. Election of the Board," and "Board of Directors and Corporate Governance" in Registrant's Proxy Statement dated April 20, 2020.

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

See Registrant's Proxy Statement dated April 20, 2020, for additional information within the section titled "Business Conduct Policy and Code of Ethics."

Item 11. Executive Compensation.

Incorporated by reference from the sections titled "Board of Directors and Corporate Governance" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 20, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the sections titled "Ownership of the Company" and "Compensation of the CEO and Other Executive Officers" in Registrant's Proxy Statement dated April 20, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the sections titled "Board of Directors and Corporate Governance" and "Transactions with Related Persons" in Registrant's Proxy Statement dated April 20, 2020.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference from the section titled "Relationship with Independent Registered Public Accounting Firm" in Registrant's Proxy Statement dated April 20, 2020.

TIFFANY & CO.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List of Documents Filed As Part of This Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of January 31, 2020 and 2019.

Consolidated Statements of Earnings for the years ended January 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Earnings for the years ended January 31, 2020, 2019 and 2018.

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended January 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts and Reserves for the years ended January 31, 2020, 2019 and 2018.

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

Not Applicable.

TIFFANY & CO.

EXHIBIT INDEX

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)
Exhibit No. Description

2.1
Agreement and Plan of Merger, dated as of November 24, 2019, by and among Registrant, LVMH Moët Hennessy - Louis Vuitton SE, Breakfast Holdings Acquisition Corp. and Breakfast Acquisition Corp. Incorporated by reference from Exhibit 2.1 to Registrant’s Report on Form 8-K dated November 25, 2019.

3.1
Restated Certificate of Incorporation of Registrant. Incorporated by reference from Exhibit 3.1 filed with Registrant's Report on Form 8-K dated May 16, 1996, as amended by the Certificate of Amendment of Certificate of Incorporation dated May 20, 1999. Incorporated by reference from Exhibit 3.1 filed with Registrant's Report on Form 10-Q for the Fiscal Quarter ended July 31, 1999.

3.1a
Amendment to Certificate of Incorporation of Registrant dated May 18, 2000. Incorporated by reference from Exhibit 3.1b filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2001.

3.2	Restated By-laws of Registrant, as last amended November 24, 2019.

4.5
Indenture, dated September 25, 2014, between Registrant, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference from Exhibit 4.5 filed with Registrant’s Report on Form 8-K dated September 26, 2014.

4.6
Supplemental Indenture No. 1, dated September 25, 2014, among Registrant, as issuer, certain subsidiaries of Registrant, as guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference from Exhibit 4.6 filed with Registrant’s Report on Form 8-K dated September 26, 2014.

4.7
Supplemental Indenture No. 2, dated September 25, 2014, among Registrant, as issuer, certain subsidiaries of Registrant, as guarantors thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference from Exhibit 4.7 filed with Registrant’s Report on Form 8-K dated September 26, 2014.

4.8	Description of Registrant's Common Stock.

4.9	Upon the request of the Securities and Exchange Commission, Registrant will furnish a copy of all instruments defining the rights of holders of all other long-term debt of Registrant.

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

TIFFANY & CO.

Exhibit No. Description

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

TIFFANY & CO.

Exhibit No. Description

101
The following financial information from Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Earnings; (iii) the Consolidated Statements of Comprehensive Earnings; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; (vi) the Notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts and Reserves.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Executive Compensation Plans and Arrangements
Exhibit No. Description

10.8
Form of Indemnity Agreement, approved by the Board of Directors on March 15, 2018 for use with directors, officers and certain other employees of the Registrant or its subsidiaries. Incorporated by reference from Exhibit 10.13 filed with Registrant’s Report on Form 10-Q for the Fiscal Quarter ended April 30, 2018.

10.9
Tiffany and Company Executive Deferral Plan originally made effective October 1, 1989, as amended and restated effective October 17, 2019. Incorporated by reference from Exhibit 10.38 filed with Registrant’s Report on Form 8-K dated October 22, 2019.

10.10
Registrant's Amended and Restated Retirement Plan for Non-Employee Directors originally made effective January 1, 1989, as amended through January 21, 1999. Incorporated by reference from Exhibit 10.108 filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 1999.

10.11
1994 Tiffany and Company Supplemental Retirement Income Plan, Amended and Restated as of March 17, 2016. Incorporated by reference from Exhibit 10.21 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.12
Summary of Executive Long Term Disability Plan available to executive officers. Incorporated by reference from Exhibit 10.24 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.12a
Group Long Term Disability Insurance Policy issued by First Unum Life Insurance, Policy No. 533717 001. Incorporated by reference from Exhibit 10.24a filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.12b
Individual Disability Insurance Policy issued by Provident Life and Casualty Insurance Company. Incorporated by reference from Exhibit 10.24b filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.12c
Individual Disability Insurance Policy issued by Lloyd’s of London. Incorporated by reference from Exhibit 10.24c filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.13
Summary of arrangements for the payment of premiums on life insurance policies owned by executive officers. Incorporated by reference from Exhibit 10.137 filed with Registrant’s Report on Form 8-K dated February 2, 2009.

TIFFANY & CO.

Exhibit No. Description

10.14
2004 Tiffany and Company Un-funded Retirement Income Plan to Recognize Compensation in Excess of Internal Revenue Code Limits, Amended and Restated as of November 16, 2017. Incorporated by reference from Exhibit 10.22 filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.15	Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 4.3a filed with Registrant’s Report on Form 8-K dated March 23, 2009.

10.15a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.30a filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2013.

10.15b
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan, effective May 26, 2016. Incorporated by reference from Exhibit 10.28c filed with Registrant's Report on Form 8-K dated June 2, 2016.

10.15c
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2008 Directors Equity Compensation Plan, effective March 16, 2017. Incorporated by reference from Exhibit 10.25d filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31 2017.

10.16	Registrant’s 2017 Directors Equity Compensation Plan. Incorporated by reference from Exhibit 10.38 filed with Registrant's Report on Form 8-K dated June 1, 2017.

10.16a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2017 Directors Equity Compensation Plan, effective November 16, 2017. Incorporated by reference from Exhibit 10.38a filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.16b
Terms of Restricted Stock Unit Grant under Registrant's 2017 Directors Equity Compensation Plan, effective November 16, 2017. Incorporated by reference from Exhibit 10.38b filed with Registrant’s Report on Form 8-K dated November 21, 2017.

10.17	Registrant’s 2014 Employee Incentive Plan, amended and restated as of March 16, 2016. Incorporated by reference from Exhibit 10.29 filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.17a
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31a filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.17b
Terms of Time-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.31d filed with Registrant’s Report on Form 8-K dated July 18, 2014.

10.17c
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29g filed with Registrant’s Report on Form 8-K dated March 22, 2016.

10.17d
Terms of Tranche-Vesting Restricted Stock Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised March 16, 2016. Incorporated by reference from Exhibit 10.29j filed with Registrant’s Report on Form 8-K dated March 22, 2016.

TIFFANY & CO.

Exhibit No. Description

10.17e
Form of Cash Incentive Award Agreement for executive officers as adopted on January 19, 2017 under Registrant’s 2014 Employee Incentive Plan. Incorporated by reference from Exhibit 10.29l filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.17f
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised January 19, 2017. Incorporated by reference from Exhibit 10.29n filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.17g
Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) to executive officers under Registrant’s 2014 Employee Incentive Plan, as revised January 19, 2017. Incorporated by reference from Exhibit 10.29o filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.17h
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised January 19, 2017. Incorporated by reference from Exhibit 10.29p filed with Registrant’s Report on Form 8-K dated January 25, 2017.

10.17i
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2014 Employee Incentive Plan, approved March 16, 2017. Incorporated by reference from Exhibit 10.25q filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2018.

10.17j
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant's 2014 Employee Incentive Plan, approved March 16, 2017. Incorporated by reference from Exhibit 10.25r filed with Registrant's Annual Report on Form 10-K for the Fiscal Year ended January 31, 2018.

10.17k
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant's 2014 Employee Incentive Plan, as revised January 17, 2018. Incorporated by reference from Exhibit 10.26q filed with Registrant’s Report on Form 8-K dated January 19, 2018.

10.17l
Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) to executive officers under Registrant's 2014 Employee Incentive Plan, as revised January 17, 2018. Incorporated by reference from Exhibit 10.26r filed with Registrant’s Report on Form 8-K dated January 19, 2018.

10.17m
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant's 2014 Employee Incentive Plan, as revised January 17, 2018. Incorporated by reference from Exhibit 10.26s filed with Registrant’s Report on Form 8-K dated January 19, 2018.

10.17n
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised September 20, 2018. Incorporated by reference from Exhibit 10.25v filed with Registrant’s Report on Form 8-K dated September 26, 2018.

10.17o
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised September 20, 2018. Incorporated by reference from Exhibit 10.25w filed with Registrant’s Report on Form 8-K dated September 26, 2018.

10.17p
Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) under Registrant's 2014 Employee Incentive Plan, as amended January 17, 2019. Incorporated by reference from Exhibit 10.25x filed with Registrant's Report on Form 8-K dated January 24, 2019.

TIFFANY & CO.

Exhibit No. Description

10.17q
Terms of Restricted Stock Unit Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised October 16, 2019. Incorporated by reference from Exhibit 10.24s filed with Registrant’s Report on Form 8-K dated October 22, 2019.

10.17r
Terms of Performance-Based Restricted Stock Unit Grant (Non-Transferable) under Registrant’s 2014 Employee Incentive Plan, as revised October 16, 2019. Incorporated by reference from Exhibit 10.24t filed with Registrant’s Report on Form 8-K dated October 22, 2019.

10.17s
Terms of Stock Option Award (Transferable Non-Qualified Option) under Registrant’s 2014 Employee Incentive Plan, as revised October 16, 2019. Incorporated by reference from Exhibit 10.24u filed with Registrant’s Report on Form 8-K dated October 22, 2019.

10.17t	Form of Non-Competition and Confidentiality Covenants, as revised October 16, 2019. Incorporated by reference from Exhibit 10.24v filed with Registrant’s Report on Form 8-K dated October 22, 2019.

10.18
Employment offer letter, dated as of September 7, 2016, between Mark J. Erceg and Tiffany and Company. Incorporated by reference from Exhibit 10.29 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2017.

10.19
Employment offer letter, dated as of June 15, 2015, between Philippe Galtie and Tiffany and Company. Incorporated by reference from Exhibit 10.32 filed with Registrant’s Annual Report on Form 10-K for the Fiscal Year ended January 31, 2017.

10.20
Employment offer letter, dated as of July 12, 2017, by and among Alessandro Bogliolo, Registrant and Tiffany and Company. Incorporated by reference from Exhibit 10.39 filed with Registrant's Report on Form 8-K dated July 12, 2017.

10.21	Employment offer letter, dated as of October 11, 2019, between Daniella Vitale and Tiffany and Company.

10.22
Share Ownership Policy for Executive Officers and Directors, amended and restated effective June 4, 2019. Incorporated by reference from Exhibit 10.35 filed with Registrant’s Report on Form 8-K dated June 7, 2019.

10.23
Form of Retention Agreement with Registrant and Tiffany and Company, adopted September 20, 2018. Incorporated by reference from Exhibit 10.40 filed with Registrant's Report on Form 8-K dated September 26, 2018.

10.24	Tiffany & Co. Executive Severance Plan, as amended October 16, 2019. Incorporated by reference from Exhibit 10.37 filed with the Registrant’s Report on Form 8-K dated October 22, 2019.

10.25
Tiffany & Co. Director Compensation Deferral Plan, amended and restated effective June 4, 2019. Incorporated by reference from Exhibit 10.35 filed with Registrant’s Report on Form 8-K dated June 7, 2019.

10.26	Form of Special Bonus Agreement for executive officers, effective December 13, 2019.

10.27	Form of Non-Competition and Confidentiality Covenants for executive officers, effective December 13, 2019.

TIFFANY & CO.

Exhibit No. Description

10.28	Corporate Governance Principles, amended and restated effective December 3, 2019. Incorporated by reference from Exhibit 10.39 filed with Registrant’s Report on Form 8-K dated December 5, 2019.

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2020	TIFFANY & CO.
(Registrant)

By: /s/ Alessandro Bogliolo
Alessandro Bogliolo
Chief Executive Officer

TIFFANY & CO.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Alessandro Bogliolo	By:	/s/ Mark J. Erceg
	Alessandro Bogliolo		Mark J. Erceg
	Chief Executive Officer		Executive Vice President,
	(Principal Executive Officer) (Director)		Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael Rinaldo	By:	/s/ Rose Marie Bravo
	Michael Rinaldo		Rose Marie Bravo
	Vice President, Controller		Director
(Principal Accounting Officer)

By:	/s/ Hafize Gaye Erkan	By:	/s/ Roger N. Farah
	Hafize Gaye Erkan		Roger N. Farah
	Director		Director

By:	/s/ Jane Hertzmark Hudis	By:	/s/ Abby F. Kohnstamm
	Jane Hertzmark Hudis		Abby F. Kohnstamm
	Director		Director

By:	/s/ James E. Lillie	By:	/s/ William A. Shutzer
	James E. Lillie		William A. Shutzer
	Director		Director

By:	/s/ Robert S. Singer	By:	/s/ Annie Young - Scrivner
	Robert S. Singer		Annie Young - Scrivner
	Director		Director

March 20, 2020

TIFFANY & CO.

Tiffany & Co. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year Ended January 31, 2020:
Reserves deducted from assets:
Accounts receivable allowances:
Doubtful accounts	$1.6	$3.7	$—	$3.4	[a]	$1.9
Sales returns	17.5	4.1	—	4.4	[b]	17.2
Allowance for inventory liquidation and obsolescence	81.5	21.6	—	22.5	[c]	80.6
Allowance for inventory shrinkage	1.3	3.3	—	3.2	[d]	1.4
Deferred tax valuation allowance	8.5	3.2	—	0.8	[e]	10.9
a) Uncollectible accounts written off.
b) Adjustment related to sales returns previously provided for.
c) Liquidation of inventory previously written down to net realizable value.
d) Physical inventory losses.
e) Reversal of deferred tax valuation allowance and recognition of deferred tax asset.

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