Form 10-Q
period 2020-04-30
TIFFANY & CO
filed 2020-06-09
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 121,346,674 shares outstanding at the close of business on April 30, 2020.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED APRIL 30, 2020

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	April 30, 2020	January 31, 2020	April 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,046.2	$874.7	$709.5
Short-term investments	12.3	22.7	53.2
Accounts receivable, net	152.5	240.0	210.5
Inventories, net	2,506.2	2,463.9	2,453.8
Prepaid expenses and other current assets	314.4	274.2	215.8
Total current assets	4,031.6	3,875.5	3,642.8
Operating lease right-of-use assets	1,059.6	1,102.7	1,066.1
Property, plant and equipment, net	1,075.7	1,098.8	1,019.2
Deferred income taxes	221.6	225.2	214.5
Other assets, net	355.3	357.9	333.1
	$6,743.8	$6,660.1	$6,275.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$651.9	$147.9	$142.1
Accounts payable and accrued liabilities	326.9	541.5	392.6
Current portion of operating lease liabilities	206.6	202.8	226.3
Income taxes payable	10.4	16.4	40.6
Merchandise credits and deferred revenue	60.6	61.8	72.1
Total current liabilities	1,256.4	970.4	873.7
Long-term debt	886.1	884.1	881.2
Pension/postretirement benefit obligations	377.1	374.5	284.9
Long-term portion of operating lease liabilities	964.0	1,008.4	952.1
Other long-term liabilities	79.2	87.3	111.8
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 121.3, 121.2, 121.4	1.2	1.2	1.2
Additional paid-in capital	1,389.7	1,387.3	1,273.1
Retained earnings	2,069.7	2,207.6	2,128.3
Accumulated other comprehensive loss, net of tax	(291.7)	(273.2)	(244.0)
Total Tiffany & Co. stockholders' equity	3,168.9	3,322.9	3,158.6
Non-controlling interests	12.1	12.5	13.4
Total stockholders' equity	3,181.0	3,335.4	3,172.0
	$6,743.8	$6,660.1	$6,275.7
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended April 30,
	2020	2019
Net sales	$555.5	$1,003.1
Cost of sales	246.5	383.9
Gross profit	309.0	619.2
Selling, general and administrative expenses	414.4	458.3
(Loss) earnings from operations	(105.4)	160.9
Interest expense and financing costs	9.8	10.4
Other income, net	(25.4)	(1.0)
(Loss) earnings from operations before income taxes	(89.8)	151.5
(Benefit) provision for income taxes	(25.2)	26.3
Net (loss) earnings	$(64.6)	$125.2
Net (loss) earnings per share:
Basic	$(0.53)	$1.03
Diluted	$(0.53)	$1.03
Weighted-average number of common shares:
Basic	121.2	121.4
Diluted	121.2	121.9

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2020	2019
Net (loss) earnings	$(64.6)	$125.2
Other comprehensive (loss) earnings, net of tax
Foreign currency translation adjustments	(28.1)	(24.2)
Unrealized gain on hedging instruments	5.3	8.8
Unrealized gain on benefit plans	4.3	2.2
Total other comprehensive loss, net of tax	(18.5)	(13.2)
Comprehensive (loss) earnings	$(83.1)	$112.0

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Three Months Ended April 30, 2020
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2020	$3,335.4	$2,207.6	$(273.2)	121.2	$1.2	$1,387.3	$12.5
Exercise of stock options and vesting of restricted stock units	3.7	—	—	0.2	—	3.7	—
Shares withheld related to net share settlement of share-based compensation	(9.9)	—	—	(0.1)	—	(9.9)	—
Share-based compensation expense	7.6	—	—	—	—	7.6	—
Cash dividends on Common Stock ($0.58 per share)	(70.3)	(70.3)	—	—	—	—	—
Accrued dividends on share-based awards	0.5	(0.5)	—	—	—	1.0	—
Other comprehensive loss, net of tax	(18.5)	—	(18.5)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	(2.5)	(2.5)	—	—	—	—	—
Net loss	(64.6)	(64.6)	—	—	—	—	—
Non-controlling interests	(0.4)	—	—	—	—	—	(0.4)
Balance at April 30, 2020	$3,181.0	$2,069.7	$(291.7)	121.3	$1.2	$1,389.7	$12.1

	Three Months Ended April 30, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2019	$3,130.9	$2,045.6	$(204.8)	121.5	$1.2	$1,275.4	$13.5
Exercise of stock options and vesting of restricted stock units	2.0	—	—	0.3	—	2.0	—
Shares withheld related to net share settlement of share-based compensation	(8.1)	—	—	(0.1)	—	(8.1)	—
Share-based compensation expense	5.9	—	—	—	—	5.9	—
Purchase and retirement of Common Stock	(25.4)	(23.1)	—	(0.3)	—	(2.3)	—
Cash dividends on Common Stock ($0.55 per share)	(66.7)	(66.7)	—	—	—	—	—
Accrued dividends on share-based awards	(0.3)	(0.5)	—	—	—	0.2	—
Other comprehensive loss, net of tax	(13.2)	—	(13.2)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	21.8	47.8	(26.0)	—	—	—	—
Net earnings	125.2	125.2	—	—	—	—	—
Non-controlling interests	(0.1)	—	—	—	—	—	(0.1)
Balance at April 30, 2019	$3,172.0	$2,128.3	$(244.0)	121.4	$1.2	$1,273.1	$13.4

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(64.6)	$125.2
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	64.7	60.9
Provision for inventories	8.2	5.3
Deferred income taxes	1.1	(6.6)
Provision for pension/postretirement benefits	9.8	7.7
Share-based compensation expense	7.6	5.9
Changes in assets and liabilities:
Accounts receivable	79.9	32.5
Inventories	(75.8)	(53.0)
Prepaid expenses and other current assets	1.8	(21.5)
Accounts payable and accrued liabilities	(202.5)	(113.7)
Income taxes payable	(48.1)	13.3
Merchandise credits and deferred revenue	(0.8)	2.5
Other, net	1.1	(27.4)
Net cash (used in) provided by operating activities	(217.6)	31.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(0.1)	(10.1)
Proceeds from sales of marketable securities and short-term investments	10.0	17.5
Capital expenditures	(58.9)	(59.5)
Other, net	1.2	—
Net cash used in investing activities	(47.8)	(52.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	500.0	16.8
Proceeds from other credit facility borrowings	12.1	26.6
Repayment of other credit facility borrowings	(1.6)	(14.5)
Repurchase of Common Stock	—	(25.4)
Proceeds from exercised stock options	3.7	2.0
Payments related to tax withholding for share-based payment arrangements	(9.9)	(7.9)
Cash dividends on Common Stock	(70.3)	(66.7)
Net cash provided by (used in) financing activities	434.0	(69.1)
Effect of exchange rate changes on cash and cash equivalents	2.9	7.0
Net increase (decrease) in cash and cash equivalents	171.5	(83.1)
Cash and cash equivalents at beginning of year	874.7	792.6
Cash and cash equivalents at end of three months	$1,046.2	$709.5
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the "Registrant") and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of April 30, 2020 and 2019 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2020 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three months ended April 30, 2020 and 2019 are not necessarily indicative of the results of the entire fiscal year.

An outbreak of a novel strain of the coronavirus, COVID-19, was identified in China in December 2019 and was subsequently recognized as a pandemic by the World Health Organization on March 11, 2020. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to COVID-19, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and has been further limited through additional voluntary or mandated closures of travel-related businesses. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposable income due to rising unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy. These factors, among others, have resulted in a significant decline in customer traffic, consumer confidence and local and tourist spending on discretionary items around the world.

As a result of the COVID-19 outbreak, a substantial number of the Company's retail stores was closed for some portion of time in the three months ended April 30, 2020. For example, Company retail store closures peaked at approximately 75% to 80% of the Company's retail stores worldwide during the month of April. As of April 30, 2020, approximately 70% of the Company's retail stores remained closed worldwide, as all of the Company's retail stores in the Americas remained closed, 15% of the Company's retail stores in Asia Pacific remained closed, 95% of the Company's retail stores in Japan remained closed and 85% of the Company's retail stores in Europe remained closed. During this time, the Company's sites in its e-commerce enabled countries remained operational, and the Company's e-commerce sales in the three months ended April 30, 2020 increased 23% worldwide, with key markets such as the United States and the United Kingdom having increased 14% and 15%, respectively, compared to the prior year period.

In light of the impact of COVID-19, the Company has also been reviewing and carefully managing its operating expenses and eliminating certain non-essential spending. As part of these efforts, the Company has negotiated, and continues to negotiate, with its landlords for rent concessions principally under leases for retail stores. As a result of COVID-19, governments in many markets in which the Company operates have also implemented programs to encourage companies to retain and pay employees who are unable to work, or who are limited in the work that they can perform due to limitations resulting from travel bans, work-from-

TIFFANY & CO.

home policies and shelter-in-place orders, among others. These programs generally provide credits for retaining and continuing to pay employees. To date, the Company has continued to pay its employees, although at a reduced level after a period of time for certain employees in closed or partially closed locations who cannot work from home, and has not taken action to reduce its workforce in connection with COVID-19.

The Company's liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditure needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic priorities. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. In response to the COVID-19 outbreak, the Company has taken steps to further strengthen its financial position and balance sheet, and to maintain financial liquidity and flexibility, which included drawing down $500.0 million on its Credit Facility (as defined in "Note 8. Debt") during the three months ended April 30, 2020, as a precautionary measure in order to increase its cash position and maintain financial flexibility in light of the uncertainty in the global markets resulting from COVID-19. This drawdown was permitted under the Merger Agreement (as defined in "Note 2. Merger Agreement").

At April 30, 2020, the Company was in compliance with all debt covenants. The agreements governing certain of the Company's material debt instruments include covenants that incorporate a (i) debt incurrence test premised on a fixed charge coverage ratio, which is the ratio of the Company's EBIT (earnings before interest and taxes) plus rent expense to its interest expense plus rent expense, and (ii) leverage ratio, which is the ratio of the Company's total adjusted debt to its consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent expenses). Specifically, under the terms of the Company's Senior Notes due 2026 and 2042, the Company is restricted from incurring, or permitting its subsidiaries to incur, indebtedness if, among other conditions, the Company's fixed charge coverage ratio is less than 2.0 to 1.0. Under the terms of the Credit Facility, the Shanghai Guaranty (as defined in "Note 8. Debt") and the Company's Senior Notes due 2026 and 2042, the Company is required to maintain a maximum leverage ratio of 3.50 to 1.00 for the four quarter period ending as of the end of each fiscal quarter.

Based on the Company's forecasts and plans, the Company expected to remain in compliance with the leverage ratio financial maintenance covenant, although the impact of COVID-19 on the Company's EBIT could increase that leverage ratio. The Company also expected that it would not meet the fixed charge coverage ratio test for incurrence of additional debt under its Senior Notes as of the end of the second fiscal quarter of fiscal 2020, although it did not expect to need to incur additional debt within the next 12 months. Nonetheless, as a precautionary measure in order to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom, the Company entered into amendments to its Credit Facility, the Shanghai Guaranty, and its Senior Notes due 2026 and 2042, in order to modify the financial maintenance covenant and, in the case of the Senior Notes due 2026 and 2042, the fixed charge coverage ratio test for debt incurrence, through and including the Company's fiscal quarter ending April 30, 2021. These amendments are permitted under the Merger Agreement (as defined in "Note 2. Merger Agreement").

These amendments were executed on June 8, 2020 and effect changes to certain provisions and covenants during the period beginning with the fiscal quarter ending July 31, 2020 and continuing through the fiscal quarter ending April 30, 2021 (such period of time, the "Covenant Relief Period"), including, among others: (a) an increase in the maximum leverage ratio under the Credit Facility, the Shanghai Guaranty, and the 2026 and 2042 Senior Notes, to 4.50 to 1.00; and (b) a reduction of the fixed charge coverage ratio in the 2026 and 2042 Senior Notes to 0.75 to 1.00.

During the Covenant Relief Period, the facility fee under the Credit Facility will be increased by 5 basis points at all pricing levels, and the applicable margin will be increased by (i) 10 basis points at all pricing levels through the quarter ending July 31, 2020, (ii) 20 basis points at all pricing levels from August 1, 2020 until November 1, 2020 and (iii) 30 basis points at all pricing levels from November 1, 2020 through April 30, 2021. The coupon rate under the 2026 and 2042 Senior Notes will be increased by 25 basis points during the Covenant Relief Period. The Company has the right to terminate the Covenant Relief Period under the Credit Facility, Shanghai Guaranty and the 2026 and 2042 Senior Notes, including the attendant covenant and pricing modifications referenced above, prior to April 30, 2021, subject to the Company's certification that its leverage ratio does not exceed 3.50 to 1.00 at such time. Management believes that

TIFFANY & CO.

cash on hand, internally generated cash flows and the funds available under its revolving credit facilities are sufficient to support the Company's liquidity and capital requirements for the foreseeable future, including the next 12 months.

The extent to which the COVID-19 outbreak impacts the Company's business operations, financial results, and liquidity will depend on numerous factors that the Company may not be able to accurately predict or assess due to their dynamic and evolving nature, including the duration and scope of the COVID-19 outbreak; the negative impact the outbreak has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending and levels of consumer confidence; and how quickly economies recover after the COVID-19 outbreak subsides. Accordingly, management cannot predict with certainty for how long and to what extent the COVID-19 outbreak will impact its business operations or the global economy as a whole. The Company will continue to take steps to mitigate the potential risks posed by the spread and related circumstances and impacts of COVID-19. The Company's management also remains focused on addressing these recent challenges presented by COVID-19 by preserving the Company's liquidity and managing its cash flows with preemptive actions such as those described above.

2.	MERGER AGREEMENT

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

The consummation of the pending Merger is subject to various conditions, including, among others, customary conditions relating to (a) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Registrant's Common Stock entitled to vote on such matter at the meeting of stockholders of the Registrant (the "Special Meeting") held to vote on the adoption of the Merger Agreement and (b) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, and all rules and regulations promulgated thereunder, collectively, the "HSR Act"). As previously announced: on February 3, 2020, the waiting period under the HSR Act in connection with the pending Merger expired; on February 4, 2020, the Registrant held the Special Meeting, at which the holders of shares of Common Stock issued and outstanding as of the close of business on the record date for the Special Meeting considered and voted to approve (i) the adoption of the Merger Agreement and (ii) by non-binding, advisory vote, certain compensation arrangements for the Registrant's named executive officers in connection with the pending Merger; on March 26, 2020, the Committee on Foreign Investment in the United States cleared the pending Merger, informing the Registrant that its review of the pending Merger had concluded and that there are no unresolved national security concerns with respect to the transaction; on March 30, 2020, the Australian Competition and Consumer Commission issued a no-action letter clearing the transaction; and on April 7, 2020, the parties received a no-action letter from the Canadian Competition Bureau indicating that it does not intend to challenge the pending Merger and thereby clearing the transaction. In addition, the Federal Antimonopoly Service of Russia formally cleared the pending Merger on June 4, 2020.

In Mexico, on May 22, 2020, the Mexican competition authority (Comisión Federal de Competencia Económica) officially declared the parties' filing of March 12, 2020 to be complete. This officially triggers the authority's sixty-business-day mandatory review period, which remains subject to extension as the

TIFFANY & CO.

authority issues additional information requests. However, it is always possible for the authority to approve the pending Merger before the end of the official review period.

In addition to clearance by Comisión Federal de Competencia Económica, the pending Merger remains subject to receiving regulatory clearance by the Australian Foreign Investment Review Board ("FIRB"), the State Administration for Market Regulation of China, the European Commission, the Japan Fair Trade Commission, the Korea Fair Trade Commission of South Korea and the Taiwan Fair Trade Commission. The parties are working to respond to these agencies' requests for information in the context of customary pre-filing consultations (in the European Union, Japan and Taiwan) or the formal review period (in Australia, China and South Korea).

The Registrant expects to be in a position to close the pending Merger in the middle of 2020, subject to the actual length of FIRB's extended review of the pending Merger, as previously announced and, more generally, subject to potential delays in the regulatory review of the pending Merger that may result from the COVID-19 outbreak in the jurisdictions.

The pending Merger remains subject to satisfaction or waiver of the remaining customary closing conditions, including, among others, (A) certain remaining non-U.S. regulatory approvals, as outlined above, (B) the absence of a law or order in effect that enjoins, prevents or otherwise prohibits the consummation of the pending Merger or any other transactions contemplated under the Merger Agreement issued by a governmental entity; (C) the absence of any legal proceeding seeking to enjoin, prevent or otherwise prohibit the consummation of the pending Merger or any other transactions contemplated under the Merger Agreement instituted by a governmental entity of competent jurisdiction; and (D) the absence of a Material Adverse Effect (as defined in the Merger Agreement). The obligation of each party to consummate the pending Merger is also conditioned on the accuracy of the other party's representations and warranties (subject to certain materiality exceptions) and the other party's compliance, in all material respects, with its covenants and agreements under the Merger Agreement.

The Merger Agreement provides for certain customary termination rights of the Registrant and Parent, including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before August 24, 2020 (the "Outside Date"), provided that the Outside Date may be extended up to an additional 90 days by either party if all conditions are satisfied other than the receipt of regulatory approvals or absence of legal restraints. The Merger Agreement also provides that the Registrant will be required to pay Parent a termination fee of $575.0 million in certain circumstances.

During the three months ended April 30, 2020, the Company incurred expenses of $16.7 million related to the pending Merger for incentive compensation costs and professional fees.

3.	NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The Company adopted this ASU on February 1, 2020 by applying its provisions prospectively and recognizing a

TIFFANY & CO.

cumulative-effect adjustment to the opening balance of retained earnings as of February 1, 2020. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted. The Company elected to adopt this guidance on a prospective basis. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.

4.	RECEIVABLES AND REVENUE RECOGNITION

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted time frame (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At April 30, 2020 and 2019, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $73.3 million and $83.7 million, respectively, of which 96% was considered current at April 30, 2020 and 97% was considered current at April 30, 2019. Finance charges earned on Credit Receivables accounts were not significant.

At April 30, 2020, accounts receivable allowances totaled $34.2 million, compared to $33.0 million at January 31, 2020 and $31.5 million at April 30, 2019.

Revenue Recognition. The following table disaggregates the Company's net sales by major source:

	Three Months Ended April 30,
(in millions)	2020	2019
Net sales:
Jewelry collections	$296.7	$532.3
Engagement jewelry	142.5	280.4
Designer jewelry	67.6	110.9
All other	48.7	79.5
	$555.5	$1,003.1

The Company's performance obligations consist primarily of transferring control of merchandise to customers. Sales are recognized upon transfer of control, which occurs when merchandise is taken in an

TIFFANY & CO.

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

In the three months ended April 30, 2020, the Company recognized net sales of approximately $13.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2020.

TIFFANY & CO.

5.	INVENTORIES

(in millions)	April 30, 2020	January 31, 2020	April 30, 2019
Finished goods	$1,559.6	$1,532.5	$1,492.2
Raw materials	805.5	776.8	843.8
Work-in-process	141.1	154.6	117.8
Inventories, net	$2,506.2	$2,463.9	$2,453.8

6.	INCOME TAXES

The effective income tax rate for the three months ended April 30, 2020 was 28.0% versus 17.3% in the prior year. The increase in the effective income tax rate for the three months ended April 30, 2020 was primarily due to the jurisdictional mix of earnings, which are taxed at the statutory tax rates applicable to each jurisdiction, as well as an estimated increase in the Global Intangible Low-Taxed Income ("GILTI") tax, each of which reflects the impact of COVID-19 on the Company's results of operations. The Company's effective tax rate could be negatively impacted to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. The effective income tax rate for the three months ended April 30, 2019 included the recognition of an income tax benefit of $7.5 million, or 500 basis points, related to an increase in the estimated 2018 Foreign Derived Intangible Income ("FDII") benefit as a result of U.S. Treasury guidance issued during the three months ended April 30, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act) was enacted. The Company has analyzed the provisions, which provide for the full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations, modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax ("AMT") credit acceleration. The enactment of this legislation did not have a significant impact on the effective income tax rate in the three months ended April 30, 2020.

During the three months ended April 30, 2020, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2015) and New York State (tax years 2012–2018). Tax years from 2013–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of April 30, 2020, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

7.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

TIFFANY & CO.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended April 30,
(in millions)	2020	2019
Net (loss) earnings for basic and diluted EPS	$(64.6)	$125.2
Weighted-average shares for basic EPS	121.2	121.4
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	—	0.5
Weighted-average shares for diluted EPS	121.2	121.9

For the three months ended April 30, 2020, stock options and restricted stock units were excluded from the computation of diluted earnings per share due to the net loss incurred during the period. For the three months ended April 30, 2019, there were 1.7 million stock options and restricted stock units that were excluded from the computation of earnings per diluted share due to their antidilutive effect.

8.    DEBT

(in millions)	April 30, 2020	January 31, 2020	April 30, 2019
Short-term borrowings:
Credit Facilities	$513.6	$13.8	$30.1
Other credit facilities	138.3	134.1	112.0
	$651.9	$147.9	$142.1

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	$250.0	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	93.8	91.9	89.5
	893.8	891.9	889.5
Less: unamortized discounts and debt issuance costs	(7.7)	(7.8)	(8.3)
	$886.1	$884.1	$881.2

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

On October 25, 2018, Registrant, along with certain of its subsidiaries designated as borrowers thereunder, entered into a five-year multi-bank, multi-currency committed unsecured revolving credit facility, including a letter of credit subfacility, consisting of basic commitments in an amount up to $750.0 million (which commitments may be increased, subject to certain conditions and limitations, at the request of Registrant) (the "Credit Facility"). During the three months ended April 30, 2020, the Company drew down $500.0 million on its Credit Facility as a precautionary measure in order to increase its cash position and maintain financial flexibility in light of uncertainty in the global markets resulting from COVID-19. This drawdown was permitted under the Merger Agreement.

TIFFANY & CO.

At April 30, 2020, the Company was in compliance with all debt covenants.

The agreements governing certain of the Company's material debt instruments include covenants that incorporate a (i) debt incurrence test premised on a fixed charge coverage ratio, which is the ratio of the Company's EBIT (earnings before interest and taxes) plus rent expense to its interest expense plus rent expense, and (ii) leverage ratio, which is the ratio of the Company's total adjusted debt to its consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent expenses). Specifically, under the terms of the Company's Senior Notes due 2026 and 2042, the Company is restricted from incurring, or permitting its subsidiaries to incur, indebtedness if, among other conditions, the Company's fixed charge coverage ratio is less than 2.0 to 1.0. Under the terms of the Credit Facility, the Guaranty in respect of the three-year, multi-bank revolving credit agreement entered into by the Company's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited (the "Shanghai Guaranty"), and the Company's Senior Notes due 2026 and 2042, the Company is required to maintain a maximum leverage ratio of 3.50 to 1.00 for the four quarter period ending as of the end of each fiscal quarter.

Based on the Company's forecasts and plans, the Company expected to remain in compliance with the leverage ratio financial maintenance covenant, although the impact of COVID-19 on the Company's EBIT could increase that leverage ratio. The Company also expected that it would not meet the fixed charge coverage ratio test for incurrence of additional debt under its Senior Notes as of the end of the second fiscal quarter of fiscal 2020, although it did not expect to need to incur additional debt within the next 12 months. Nonetheless, as a precautionary measure in order to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom, the Company entered into amendments to its Credit Facility, the Shanghai Guaranty, and its Senior Notes due 2026 and 2042, in order to modify the financial maintenance covenant and, in the case of the Senior Notes due 2026 and 2042, the fixed charge coverage ratio test for debt incurrence, through and including the Company's fiscal quarter ending April 30, 2021. These amendments are permitted under the Merger Agreement.

These amendments were executed on June 8, 2020 and effect changes to certain provisions and covenants during the period beginning with the fiscal quarter ending July 31, 2020 and continuing through the fiscal quarter ending April 30, 2021 (such period of time, the "Covenant Relief Period"), including, among others: (a) an increase in the maximum leverage ratio under the Credit Facility, the Shanghai Guaranty, and the 2026 and 2042 Senior Notes, to 4.50 to 1.00; and (b) a reduction of the fixed charge coverage ratio in the 2026 and 2042 Senior Notes to 0.75 to 1.00.

During the Covenant Relief Period, the facility fee under the Credit Facility will be increased by 5 basis points at all pricing levels, and the applicable margin will be increased by (i) 10 basis points at all pricing levels through the quarter ending July 31, 2020, (ii) 20 basis points at all pricing levels from August 1, 2020 until November 1, 2020 and (iii) 30 basis points at all pricing levels from November 1, 2020 through April 30, 2021. The coupon rate under the 2026 and 2042 Senior Notes will be increased by 25 basis points during the Covenant Relief Period. The Company has the right to terminate the Covenant Relief Period under the Credit Facility, Shanghai Guaranty and the 2026 and 2042 Senior Notes, including the attendant covenant and pricing modifications referenced above, prior to April 30, 2021, subject to the Company's certification that its leverage ratio does not exceed 3.50 to 1.00 at such time.

9.	HEDGING INSTRUMENTS

Background Information

The Company uses derivative financial instruments, including interest rate swaps, cross-currency swaps, forward contracts and net-zero-cost collar arrangements (combination of call and put option contracts) to mitigate a portion of its exposures to changes in interest rates, foreign currency exchange rates and precious metal prices.

TIFFANY & CO.

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

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and recorded a loss within accumulated other comprehensive loss. As of April 30, 2020, $15.8 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2014 and recorded a loss within accumulated other comprehensive loss. As of April 30, 2020, $3.3 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

TIFFANY & CO.

Cross-currency Swaps – In 2016, 2017 and 2019 the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of April 30, 2020, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

As of April 30, 2020, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥19,880.1	187.2
British pound		£12.7	16.2
Derivatives not designated as hedging instruments:
U.S. dollar		$130.4	130.4
Euro		€6.8	7.6
Australian dollar	AU$	26.0	16.5
Czech koruna	CZK	154.3	6.3
Japanese yen		¥488.9	4.6
Korean won	KRW	60,528.9	49.5
New Zealand dollar	NZ$	10.8	6.6
Chinese renminbi	CNY	361.2	51.6
Singapore dollar	S$	25.3	17.9
Danish kroner	DKK	52.6	7.8
Canadian dollar	CAD	12.6	9.6
Hong Kong dollar	HKD	404.4	52.0

The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2020 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is

TIFFANY & CO.

within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of April 30, 2020, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transactions is 18 months. As of April 30, 2020, there were precious metal forward contracts outstanding for approximately 24,500 ounces of platinum, 474,800 ounces of silver and 69,800 ounces of gold.

As a result of increases in inventory resulting from decreased sales, as well as the full or partial temporary closure of certain of the Company's manufacturing facilities due to COVID-19, the Company has revised its projections for purchases of precious metals. Accordingly, certain hedged transactions that were previously considered to be probable are now deemed improbable and the Company has discontinued cash flow hedge accounting for the related precious metal forward contracts and reclassified net deferred hedging gains of $4.2 million from Accumulated OCI to Cost of sales on the Condensed Consolidated Statement of Earnings during the three months ended April 30, 2020. As of April 30, 2020, there were precious metal forward contracts outstanding not designated as hedging instruments for approximately 20,600 ounces of gold and 141,300 ounces of silver (included within the notional amounts disclosed above).

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended April 30, 2020
(in millions)	Cost of sales	Interest expense and financing costs	Other income, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$246.5	$9.8	$(25.4)	$(18.5)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax loss recognized in OCI				(1.1)
Pre-tax gain reclassified from accumulated OCI into earnings	(0.3)			0.3
Precious metal forward contracts
Pre-tax gain recognized in OCI				0.6
Pre-tax gain reclassified from accumulated OCI into earnings [a]	(4.6)			4.6
Cross-currency swaps
Pre-tax gain recognized in OCI				8.8
Pre-tax loss reclassified from accumulated OCI into earnings		(1.6)	4.8	(3.2)
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings		0.3		(0.3)

[a]
Includes net gains of $4.2 million reclassified from Accumulated OCI into Cost of sales on the Condensed Consolidated Statement of Earnings as a result of the discontinuation of hedge accounting on certain precious metal forward contracts.

TIFFANY & CO.

	Three Months Ended April 30, 2019
(in millions)	Cost of sales	Interest expense and financing costs	Other income, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$383.9	$10.4	$(1.0)	$(13.2)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	5.7
Pre-tax gain reclassified from accumulated OCI into earnings	(1.1)	—	—	1.1
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.1)	—	—	0.1
Precious metal forward contracts
Pre-tax loss recognized in OCI	—	—	—	(1.4)
Pre-tax loss reclassified from accumulated OCI into earnings	1.1	—	—	(1.1)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	13.4
Pre-tax gain reclassified from accumulated OCI into earnings	—	—	(7.8)	7.8
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.3	—	(0.3)

The pre-tax gains on derivatives not designated as hedging instruments were $8.3 million for the three months ended April 30, 2020 and were included in Other income, net. Such gains or losses were not significant in the three months ended April 30, 2019. The Company expects approximately $7.0 million of net pre-tax derivative gains included in accumulated other comprehensive loss at April 30, 2020 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

For information regarding the location and amount of the derivative instruments in the Condensed Consolidated Balance Sheet, see "Note 10. Fair Value of Financial Instruments."

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

The Company's derivative instruments are considered Level 2 instruments for the purpose of determining fair value. The Company's foreign exchange forward contracts, as well as its put option contracts and cross-currency swaps, are primarily valued using the appropriate foreign exchange spot rates. The Company's precious metal forward contracts and collars are primarily valued using the relevant precious metal spot rate. For further information on the Company's hedging instruments and program, see "Note 9. Hedging Instruments."

Financial assets and liabilities carried at fair value at April 30, 2020 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [a]	$12.3	$—	$—	$12.3
Marketable securities [b]	36.4	—	—	36.4
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	—	8.9	—	8.9
Foreign exchange forward contracts [c]	—	1.7	—	1.7
Cross-currency swaps [c]	—	8.1	—	8.1
Derivatives not designated as hedging instruments:
Precious metal forward contracts [c]	—	5.2	—	5.2
Foreign exchange forward contracts [c]	—	5.0	—	5.0
Total financial assets	$48.7	$28.9	$—	$77.6

TIFFANY & CO.

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [d]	$—	$4.7	$—	$4.7
Foreign exchange forward contracts [d]	—	1.2	—	1.2
Derivatives not designated as hedging instruments:
Precious metal forward contracts [d]	—	0.2	—	0.2
Foreign exchange forward contracts [d]	—	2.9	—	2.9
Total financial liabilities	$—	$9.0	$—	$9.0

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

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was approximately $1.5 billion and $1.0 billion at April 30, 2020 and 2019, respectively, and the corresponding fair value was approximately $1.7 billion and $1.0 billion at April 30, 2020 and 2019, respectively.

11.	LEASES

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

TIFFANY & CO.

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

The amounts of the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the Condensed Consolidated Balance Sheet as of April 30, 2020 and 2019. Substantially all of the Company's leases are operating leases as of April 30, 2020 and 2019. The Company records lease expense within Cost of sales for leases of manufacturing facilities and within Selling, general and administrative expenses for all other leases.

Amounts recognized in the Condensed Consolidated Statement of Earnings were as follows:

	Three Months Ended April 30,
(in millions)	2020	2019
Fixed operating lease expense	$75.0	$77.3
Variable operating lease expense [a]	10.5	34.6
Sublease income	(1.2)	(1.2)
Net lease expense	$84.3	$110.7

[a]	Includes a credit of $10.3 million related to rent concessions negotiated in connection with retail store closures due to COVID-19.

The weighted average remaining lease term was seven years and the weighted average discount rate was 3.8% for all of the Company's operating leases as of April 30, 2020.

The following table provides supplemental cash flow information related to the Company's operating leases:

	Three Months Ended April 30,
(in millions)	2020	2019
Cash flows from operating activities attributable to operating leases	$71.9	$70.9
Right-of-use assets obtained in exchange for operating lease liabilities	25.6	52.9

TIFFANY & CO.

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five fiscal years and thereafter to the operating lease liability recorded on the Condensed Consolidated Balance Sheet for operating leases existing as of April 30, 2020:

Years ending January 31,	Minimum Lease Payments as of April 30, 2020 (in millions)
2021 *	$183.8
2022	258.1
2023	213.8
2024	180.4
2025	146.3
Thereafter	368.8
Total minimum lease payments	1,351.2
Less: amount of total minimum lease payments representing interest	(180.6)
Present value of future total minimum lease payments	1,170.6
Less: current portion of lease liabilities	(206.6)
Long-term lease liabilities	$964.0

* This amount represents minimum lease payments for the nine month period from May 1, 2020 to January 31, 2021.

As of April 30, 2020, there were 9 executed agreements in respect of store relocations, new stores, office space and other facilities without commencement dates, which had total commitments of $88.7 million.

12.	COMMITMENTS AND CONTINGENCIES

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a

TIFFANY & CO.

civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court); (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017; (iii) an additional $8.25 million in punitive damages; and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment before the Second Circuit Court of Appeals. A three-judge panel presided over an appellate hearing on January 23, 2020, and that panel's decision is pending. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of April 30, 2020. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2021.

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

TIFFANY & CO.

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

Other

In the normal course of business, the Company entrusts precious scrap metals generated through its internal manufacturing operations to metal refiners. In November 2018, one such refiner filed for relief under chapter 11 of the U.S. Bankruptcy Code. As a result, the Company recognized a charge of $8.5 million during the three months ended October 31, 2018, which represented the carrying value of such precious scrap metals entrusted to the refiner, net of expected insurance recoveries. During the three months ended April 30, 2020, the Company was notified by its insurers that the Company's insurance claim was denied. Thereafter, the Company recognized a related

TIFFANY & CO.

charge of $12.3 million in order to fully reserve for the asset representing the expected insurance recoveries in this matter. The Company believes that the insurers' coverage denial is without merit and that the Company's insurance claim is valid and enforceable. The Company will continue to pursue collection thereof from its insurers.

During 2018, the Company received an offer of AUD $48.0 million as compensation for the previous acquisition of the premises containing one of its leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia. The Company did not accept the offer of compensation and filed an appeal of the compensation amount with the Land and Environment Court in Australia. In accordance with local law, the Company received an advance payment of 90% ($31.1 million, based on foreign currency exchange rates on the date of receipt) of the offered compensation during the fourth quarter of 2018. The Company did not recognize any gain at that time as the Company could not determine an amount, or any minimum amount, it ultimately expected to realize in connection with the matter during the appeals process. During the three months ended April 30, 2020, the Company accepted a revised offer of compensation of AUD $50.5 million and recognized a related gain of $31.4 million within Other income, net on the Condensed Consolidated Statement of Earnings.

13.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	April 30, 2020	January 31, 2020	April 30, 2019
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(158.5)	$(130.4)	$(132.2)
Deferred hedging gain (loss)	10.7	5.4	(20.5)
Net unrealized loss on benefit plans	(143.9)	(148.2)	(91.3)
	$(291.7)	$(273.2)	$(244.0)

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Three Months Ended April 30,
(in millions)	2020	2019
Foreign currency translation adjustments	$(29.2)	$(21.8)
Income tax (benefit) expense	1.1	(2.4)
Foreign currency translation adjustments, net of tax	(28.1)	(24.2)
Unrealized gain on hedging instruments	8.3	17.7
Reclassification adjustment for gain included in net earnings [a]	(1.4)	(7.6)
Income tax expense	(1.6)	(1.3)
Unrealized gain on hedging instruments, net of tax	5.3	8.8
Amortization of net loss included in net earnings [b]	5.7	2.8
Amortization of prior service credit included in net earnings [b]	(0.1)	(0.2)
Income tax expense	(1.3)	(0.4)
Net unrealized gain on benefit plans, net of tax	4.3	2.2
Total other comprehensive loss, net of tax	$(18.5)	$(13.2)

[a]	These gains are reclassified into Cost of sales, Interest expense and financing costs and Other income, net (see "Note 9. Hedging Instruments" for additional details).

[b]	These losses (gains) are included in the computation of net periodic benefit cost (see "Note 14. Employee Benefit Plans" for additional details) and are reclassified into Other income, net.

TIFFANY & CO.

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. As of April 30, 2020, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company did not repurchase any shares of its Common Stock during the three months ended April 30, 2020 pursuant to the 2018 Program, and does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the Merger or earlier termination of the Merger Agreement.

The Company's share repurchase activity was as follows:

	Three Months Ended April 30,
(in millions, except per share amounts)	2020	2019
Cost of repurchases	$—	$25.4
Shares repurchased and retired	—	0.3
Average cost per share	$—	$93.77

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.58 and $0.55 per share of Common Stock in the three months ended April 30, 2020 and 2019, respectively.

Cumulative effect adjustment from adoption of new accounting standards. The amounts presented within this line item on the Condensed Consolidated Statement of Stockholders' Equity represent the effects of the Company's adoption, on a modified retrospective basis, of ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (as discussed in "Note 3. New Accounting Standards") for the three months ended April 30, 2020, and ASU 2016-02 – Leases and ASU 2018-02 – Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income for the three months ended April 30, 2019.

14.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans and provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended April 30,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost	$4.9	$4.2	$0.8	$0.7
Interest cost	7.4	8.1	0.8	0.8
Expected return on plan assets	(9.7)	(8.7)	—	—
Amortization of prior service credit	—	—	(0.1)	(0.2)
Amortization of net loss	5.6	2.6	0.1	0.2
Net expense	$8.2	$6.2	$1.6	$1.5

TIFFANY & CO.

The components of net periodic benefit cost other than the service cost component are included in Other income, net on the Condensed Consolidated Statement of Earnings.

15.	SEGMENT INFORMATION

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended April 30,
(in millions)	2020	2019
Net sales:
Americas	$225.1	$406.3
Asia-Pacific	173.7	324.1
Japan	86.3	144.7
Europe	61.3	102.5
Total reportable segments	546.4	977.6
Other	9.1	25.5
	$555.5	$1,003.1
Earnings from operations*:
Americas	$(41.2)	$56.8
Asia-Pacific	15.9	86.0
Japan	16.4	53.4
Europe	(10.0)	12.2
Total reportable segments	(18.9)	208.4
Other	(5.1)	1.2
	$(24.0)	$209.6
* Represents earnings from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs and (iii) Other income, net.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' (loss) earnings from operations to the Company's consolidated (Loss) earnings from operations before income taxes:

	Three Months Ended April 30,
(in millions)	2020	2019
(Loss) earnings from operations for segments	$(24.0)	$209.6
Unallocated corporate expenses	(52.7)	(48.7)
Interest expense and financing costs	(9.8)	(10.4)
Other income, net	25.4	1.0
Other operating expenses	(28.7)	—
(Loss) earnings from operations before income taxes	$(89.8)	$151.5

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expenses for the three months ended April 30, 2020 represent (i) $16.7 million for costs incurred related to the pending Merger (see "Note 2. Merger Agreement") and (ii) $12.0 million of expense for a charitable contribution to The Tiffany & Co. Foundation.

16.	SUBSEQUENT EVENT

Dividend declaration. On May 20, 2020, the Company's Board of Directors approved a quarterly dividend of $0.58 per share of Common Stock. This quarterly dividend will be paid on July 10, 2020 to shareholders of record on June 22, 2020.

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

For additional information related to the Merger Agreement, please refer to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the "SEC") on January 6, 2020 and "Item 1. Financial Statements - Note 2. Merger Agreement".

NOVEL CORONAVIRUS

An outbreak of a novel strain of the coronavirus, COVID-19, was identified in China in December 2019 and was subsequently recognized as a pandemic by the World Health Organization on March 11, 2020. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to COVID-19, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and has been further limited through additional voluntary or mandated closures of travel-related businesses. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposable income due to rising unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy. These factors, among others, have resulted in a significant decline in customer traffic, consumer confidence and local tourist spending on discretionary items around the world.

As a result of the COVID-19 outbreak, a substantial number of the Company's retail stores was closed for some portion of time in the three months ended April 30, 2020. For example, Company retail store closures peaked at approximately 75% to 80% of the Company's retail stores worldwide during the month of April. As of April 30, 2020, approximately 70% of the Company's retail stores remained closed worldwide, as all of the Company's retail stores in the Americas remained closed, approximately 15% of the Company's retail stores in Asia Pacific remained closed, approximately 95% of the Company's retail stores in Japan remained closed and approximately 85% of the Company's retail stores in Europe remained closed. During this time, the Company's sites in its e-commerce enabled countries remained operational, and the Company's e-commerce sales in the three months ended April 30, 2020 increased 23% worldwide, with key markets such as the United States and the United Kingdom having increased 14% and 15%, respectively, compared to the prior year period. In addition, sales through the Company's Mainland China e-commerce site have grown sequentially every quarter since the portal was launched in July 2019. This strong global online sales performance has continued through the month of May 2020, with worldwide e-commerce sales more than doubling those of May 2019 due to significant increases across every region. The Company's worldwide e-commerce sales represented approximately 15% of its total net sales during the period from February 1 through May 31, 2020, versus the 6% that global e-commerce sales represented in each of the last three full fiscal years.

As of May 29, 2020, approximately 80% of the Company's retail stores worldwide were fully or partially open, including approximately 70% of the Company's retail stores in the Americas, approximately 90% of the Company's retail stores in Asia Pacific, approximately 90% of the Company's retail stores in Japan and approximately 65% of the Company's retail stores in Europe, in each case in accordance with applicable guidelines established by local governments. However, on May 31, 2020, in connection with the widespread protests across the country and out of concern for the wellbeing of its customers and employees, the Company once again closed all of its retail locations in the U.S. As of June 8, 2020, approximately 55% of the Company's stores in the U.S. were fully or partially opened. Despite these recent store openings, the Company continues to experience a significant decline in customer traffic and retail sales in many locations as compared to comparable periods in the prior year, with certain exceptions. For

TIFFANY & CO.

example, retail sales in Mainland China, the first market impacted by COVID-19, declined approximately 85% and 15% during February and March 2020, respectively, but increased approximately 30% in April 2020, in each case as compared to the corresponding period in the prior year. This sequential growth in Mainland China has continued to accelerate, with May 2020 retail sales in that country increasing approximately 90% over May 2019. However, despite the growth in Mainland China, the Company's worldwide net sales in May 2020 declined approximately 40% as compared to May 2019. While management expects that customer traffic and worldwide net sales will significantly increase throughout the remainder of its fiscal year ending January 31, 2021 relative to the Company's year-to-date performance, sales declines to date are expected to have a significant negative impact on the Company's sales, earnings and cash flows as compared to the prior year.

In light of the impact of COVID-19, the Company has also been reviewing and carefully managing its operating expenses and eliminating certain non-essential spending. As part of these efforts, the Company has negotiated, and continues to negotiate, with its landlords for rent concessions principally under leases for retail stores. As a result of COVID-19, governments in many markets in which the Company operates have also implemented programs to encourage companies to retain and pay employees who are unable to work, or who are limited in the work that they can perform due to limitations resulting from travel bans, work-from-home policies and shelter-in-place orders, among others. These programs generally provide credits for retaining and continuing to pay employees. To date, the Company has continued to pay its employees, although at a reduced level after a period of time for certain employees in closed or partially closed locations who cannot work from home, and has not taken action to reduce its workforce in connection with COVID-19.

In response to the COVID-19 outbreak, the Company has taken steps to further strengthen its financial position and balance sheet, and to maintain financial liquidity and flexibility, which included drawing down $500.0 million on its five-year, multi-bank, multi-currency committed unsecured revolving credit facility (the "Credit Facility") during the three months ended April 30, 2020 as a precautionary measure in order to increase its cash position and maintain financial flexibility in light of the uncertainty in the global markets resulting from COVID-19. This drawdown was permitted under the Merger Agreement.

On June 8, 2020, as a precautionary measure in order to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom, the Company entered into amendments to its Credit Facility, the Guaranty in respect of its Tiffany-Shanghai Credit Facility, and its Senior Notes due 2026 and 2042, in order to modify the financial ratio thresholds set forth in certain covenants contained in the agreements governing these debt issuances through and including the Company's fiscal quarter ending April 30, 2021. These amendments are permitted under the Merger Agreement. See "Item 1. Financial Statements - Note 8. Debt" for additional information.

The extent to which the COVID-19 outbreak impacts the Company's business operations, financial results, and liquidity will depend on numerous factors that the Company may not be able to accurately predict or assess due to their dynamic and evolving nature, including the duration and scope of the COVID-19 outbreak; the negative impact the outbreak has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending and levels of consumer confidence; and how quickly economies recover after the COVID-19 outbreak subsides. Accordingly, management cannot predict with certainty for how long and to what extent the COVID-19 outbreak will impact its business operations or the global economy as a whole. The Company will continue to take steps to mitigate the potential risks posed by the spread and related circumstances and impacts of COVID-19. The Company's management also remains focused on addressing these recent challenges presented by COVID-19 by preserving the Company's liquidity and managing its cash flows with preemptive actions such as those described above.

Despite the aforementioned challenges, the Company intends to continue to execute on its strategic plans and operational initiatives during this outbreak. However, the uncertainties associated with the protective and preventative measures being put in place or recommended by both governmental entities and other businesses, among other uncertainties, will likely result in delays or modifications to these plans and initiatives.

TIFFANY & CO.

OVERVIEW

The Registrant is a holding company that operates through Tiffany and Company ("Tiffany") and the Registrant's other subsidiary companies (collectively, the "Company"). The Registrant, through its subsidiaries, designs and manufactures products and operates TIFFANY & CO. retail stores worldwide, and also sells its products through Internet, catalog, business-to-business and wholesale operations. The Company's principal merchandise offering is jewelry (representing 92% of worldwide net sales in the fiscal year ended January 31, 2020); it also sells watches, home and accessories products and fragrances.

The Company's reportable segments are as follows:

•
Americas includes sales in 123 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•	Asia-Pacific includes sales in 90 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet, business-to-business and wholesale operations;

•	Japan includes sales in 58 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 48 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in five Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings received from third-party licensing agreements.

SUMMARY OF FIRST QUARTER RESULTS

•
Worldwide net sales decreased 45% to $555.5 million in the three months ("first quarter") ended April 30, 2020, reflecting lower sales in all reportable segments, which management attributed to the effects of COVID-19 and the resulting store closures; comparable sales decreased 44%. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales decreased 44% and comparable sales decreased 43%.

•
Net loss of $64.6 million, or $0.53 per share, compared with Net earnings of $125.2 million, or $1.03 per diluted share, in the prior year reflecting the above factors. Net loss in the first quarter of 2020 also included the impact of costs related to the pending Merger, as well as the compensation received in respect of the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia, and a charitable contribution to The Tiffany & Co. Foundation, as described below under "Non-GAAP Measures." Excluding these items, Net loss was $64.1 million, or $0.53 per share.

•	Inventories, net increased 2% from April 30, 2019.

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

	First Quarter 2020 vs. 2019
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(45)%	(1)%	(44)%
Americas	(45)	(1)	(44)
Asia-Pacific	(46)	(2)	(44)
Japan	(40)	1	(41)
Europe	(40)	(2)	(38)
Other	(65)	—	(65)

Comparable Sales:
Worldwide	(44)%	(1)%	(43)%
Americas	(45)	(1)	(44)
Asia-Pacific	(45)	(3)	(42)
Japan	(41)	1	(42)
Europe	(42)	(2)	(40)
Other	(53)	—	(53)

TIFFANY & CO.

	First Quarter 2020 vs. 2019
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Jewelry sales by product category:
Jewelry collections	(44)%	(1)%	(43)%
Engagement jewelry	(49)	(1)	(48)
Designer jewelry	(39)	(1)	(38)

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items provides a useful supplemental basis for the assessment of the Company's results relative to the corresponding period in the prior year. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in millions, except per share amounts)	GAAP	Charges related to the pending Merger [a]	Sydney, Australia Recovery and Charitable Contribution [b]	Non-GAAP
Three Months Ended April 30, 2020
Gross Profit	$309.0	$0.4	$—	$309.4
As a % of sales	55.6%	—%	—%	55.7%
Selling, general & administrative expenses	414.4	(16.3)	(12.0)	386.1
As a % of sales	74.6%	(2.9)%	(2.2)%	69.5%
Loss from operations	(105.4)	16.7	12.0	(76.7)
As a % of sales	(19.0)%	3.0%	2.2%	(13.8)%
Other income, net	(25.4)	—	31.4	6.0
(Benefit) provision for income taxes	(25.2)	1.3	(4.5)	(28.4)
Effective income tax rate	28.0%	7.6%	22.9%	30.7%
Net loss	(64.6)	15.4	(14.9)	(64.1)
Diluted earnings per share*	(0.53)	0.13	(0.12)	(0.53)

[a]	Costs recorded in the first quarter of 2020 related to the pending Merger. See "Item 1. Financial Statements - Note 2. Merger Agreement" for additional information.

[b]
Recognition of (i) a pre-tax gain of $31.4 million related to amounts received as compensation for the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in that country and (ii) a pre-tax expense of $12.0 million for a charitable contribution to The Tiffany & Co. Foundation funded in the first quarter of 2020 in connection with the compensation referenced above. See "Item 1. Financial Statements - Note 12. Commitments and Contingencies" for additional information on the compulsory acquisition matter.

* Amounts may not add due to rounding.

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

TIFFANY & CO.

Net Sales

Net sales by segment were as follows:

	First Quarter
(in millions)	2020	2019	Increase/(Decrease)
Americas	$225.1	$406.3	(45)%
Asia-Pacific	173.7	324.1	(46)
Japan	86.3	144.7	(40)
Europe	61.3	102.5	(40)
Other	9.1	25.5	(65)
	$555.5	$1,003.1	(45)

Worldwide net sales decreased $447.6 million, or 45%, in the first quarter of 2020 reflecting lower sales in all reportable segments, which management attributed to the effects of COVID-19 and the resulting store closures across the markets. On a constant-exchange-rate basis, worldwide net sales decreased 44% compared to the prior year.

Jewelry sales by product category were as follows:

	First Quarter
(in millions)	2020	2019	$ Change	% Change
Jewelry collections	$296.7	$532.3	$(235.6)	(44)%
Engagement jewelry	142.5	280.4	(137.9)	(49)
Designer jewelry	67.6	110.9	(43.3)	(39)

Net sales reflected decreases across each of the jewelry categories.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/Other	Total
Americas	$(172.4)	$(0.3)	$(8.5)	$(181.2)
Asia-Pacific	(117.2)	0.2	(33.4)	(150.4)
Japan	(55.6)	1.4	(4.2)	(58.4)
Europe	(42.1)	—	0.9	(41.2)

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Change in Jewelry Sales
Americas	(4)%	—%	(41)%
Asia-Pacific	(1)	(3)	(46)
Japan	(2)	1	(41)
Europe	(1)	(2)	(40)

TIFFANY & CO.

For each reportable segment, the decrease in the number of jewelry units sold reflected decreases across all jewelry categories, which management attributed to the effects of COVID-19 and the resulting store closures across the markets.

Americas. Total net sales decreased $181.2 million, or 45%, which included comparable sales decreasing $172.4 million, or 45%. Sales decreased across the region, which management attributed to the effects of COVID-19, and the resulting closures of all stores across the region that began in mid-March 2020 and continued through the end of the first quarter. On a constant-exchange-rate basis, total net sales and comparable sales each decreased 44%.

Asia-Pacific. Total net sales decreased $150.4 million, or 46%, which included comparable sales decreasing $117.2 million, or 45%. Sales decreased across the region, which management attributed to the effects of COVID-19, and the resulting store closures across the region beginning with Mainland China in February and spreading throughout the other markets in the region in March and April. On a constant-exchange-rate basis, total net sales decreased 44% and comparable sales decreased 42%.

Japan. Total net sales decreased $58.4 million, or 40%, which included comparable sales decreasing $55.6 million, or 41%. Management attributed the decreases to the effects of COVID-19, including the resulting store closures across the region, which primarily began in early April 2020, and the decline in tourist traffic beginning early in the first quarter. On a constant-exchange-rate basis, total net sales decreased 41% and comparable sales decreased 42%.

Europe. Total net sales decreased $41.2 million, or 40%, which included comparable sales decreasing $42.1 million, or 42%. Sales decreased across the region, which management attributed to the effects of COVID-19, and the resulting store closures across the region, which began in mid-March 2020 and persisted into the second half of April, when the Company's stores in a limited number of markets began to reopen. On a constant-exchange-rate basis, total net sales decreased 38% and comparable sales decreased 40%.

Other. Other sales decreased by $16.4 million, or 65%, due to decreases in sales within the Emerging Markets region and in wholesale sales of diamonds.

Store Data. In the first quarter of 2020, the Company closed one Company-operated store each in the Americas and Asia-Pacific.

Gross Margin

	First Quarter
(dollars in millions)	2020	2019
As reported:
Gross profit	$309.0	$619.2
Gross profit as a percentage of net sales	55.6%	61.7%
On a Non-GAAP basis*:
Gross profit	$309.4
Gross profit as a percentage of net sales	55.7%
* See "Non-GAAP Measures" above for additional information.
Gross margin (gross profit as a percentage of net sales) decreased 610 basis points in the first quarter of 2020 largely due to (i) sales deleverage on fixed costs resulting from the effects of COVID-19 on net sales, (ii) certain overhead costs not capitalized in the period resulting from certain manufacturing locations being closed or operating at reduced capacity during the first quarter due to COVID-19 and (iii) an increase in inventory reserves. Additionally, the current year included the impact of a $12.3 million charge that was recorded to fully reserve the asset related to an expected insurance recovery in respect of the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal (see "Item 1. Financial Statements – Note 12. Commitments and Contingencies").

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term

TIFFANY & CO.

strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Financial Statements – Note 9. Hedging Instruments"). Management adjusted retail prices in the first quarter of 2020 and 2019 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	First Quarter
(dollars in millions)	2020	2019
As reported:
SG&A expenses	$414.4	$458.3
SG&A expenses as a percentage of net sales ("SG&A expense ratio")	74.6%	45.7%
On a Non-GAAP basis*:
SG&A expenses	$386.1
SG&A expense ratio	69.5%
* See "Non-GAAP Measures" above for additional information.

SG&A expenses decreased $43.9 million, or 10%, in the first quarter of 2020, which included $16.3 million in costs related to the pending Merger and a $12.0 million charitable contribution to The Tiffany & Co. Foundation (see "Non-GAAP Measures" for further details). These costs were more than offset by decreased store occupancy expenses and a decrease in labor and incentive compensation costs. Excluding the pending Merger-related costs and the charitable contribution noted above, SG&A expenses decreased $72.2 million, or 16%, compared to the prior year (see "Non-GAAP Measures"). SG&A expenses as a percentage of net sales increased significantly due to sales deleverage on operating expenses resulting from the effects of COVID-19 on net sales. Changes in foreign currency exchange rates did not have a meaningful effect on SG&A expenses in the first quarter as compared with the prior year.

(Loss) Earnings from Operations

	First Quarter
(in millions)	2020	2019
As reported:
(Loss) earnings from operations	$(105.4)	$160.9
Operating margin	(19.0)%	16.0%
On a Non-GAAP basis*:
Loss from operations	$(76.7)
Operating margin	(13.8)%
* See "Non-GAAP Measures" above for additional information.

Loss from operations of $105.4 million in the first quarter compared with earnings from operations of $160.9 million in the prior year. Excluding the pending Merger-related costs and the charitable contribution described in "Non-GAAP Measures", Loss from operations was $76.7 million.

TIFFANY & CO.

Results by segment are as follows:

(in millions)	First Quarter 2020	% of Net Sales	First Quarter 2019	% of Net Sales
(Loss) earnings from operations*:
Americas	$(41.2)	(18.3)%	$56.8	14.0%
Asia-Pacific	15.9	9.2	86.0	26.5
Japan	16.4	19.0	53.4	36.9
Europe	(10.0)	(16.3)	12.2	11.9
Other	(5.1)	(56.7)	1.2	4.8
	(24.0)		209.6
Unallocated corporate expenses	(52.7)	(9.5)%	(48.7)	(4.9)%
Other operating expenses	(28.7)		—
(Loss) earnings from operations	$(105.4)	(19.0)%	$160.9	16.0%

*	Percentages represent (loss) earnings from operations as a percentage of each segment's net sales.
On a segment basis, the (loss) earnings from operations to each segment's net sales in the first quarter of 2020 compared with 2019 was as follows:

•	Americas – The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin;

•
Asia-Pacific – The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin;

•	Japan – The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin; and

•	Europe – The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses increased $4.0 million, or 8%, in the first quarter of 2020 when compared to the prior year, as a result of a $12.3 million charge that was recorded to fully reserve the asset related to an expected insurance recovery in respect of the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal (see "Item 1. Financial Statements – Note 12. Commitments and Contingencies") offset by a decrease in incentive compensation expense.

The first quarter 2020 amounts included in other operating expenses in the table above represent (i) $16.7 million for costs incurred related to the pending Merger (see "Item 1. Financial Statements - Note 2. Merger Agreement") and (ii) $12.0 million of expense for a charitable contribution to The Tiffany & Co. Foundation.

Interest Expense and Financing Costs

Interest expense and financing costs decreased $0.6 million, or 6%, in the first quarter of 2020 compared to the prior year.

TIFFANY & CO.

Other Income, net

Other income, net was $25.4 million in the first quarter of 2020, compared to Other income, net of $1.0 million in the prior year. Other income, net in the first quarter of 2020 included the recognition of a gain of $31.4 million related to amounts received as compensation for the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia. See "Item 1. Financial Statements - Note 12. Commitments and Contingencies" for additional information.

(Benefit) Provision for Income Taxes

The effective income tax rate for the first quarter of 2020 was 28.0% versus 17.3% in the prior year. The increase in the effective income tax rate for the first quarter was primarily due to the jurisdictional mix of earnings, which are taxed at the statutory tax rates applicable to each jurisdiction, as well as an estimated increase in the Global Intangible Low-Taxed Income ("GILTI") tax, each of which reflects the impact of COVID-19 on the Company's results of operations. The Company's effective tax rate could be negatively impacted to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. The effective income tax rate for the first quarter of 2019 included the recognition of an income tax benefit of $7.5 million, or 500 basis points or $0.06 per diluted share, related to an increase in the estimated 2018 Foreign Derived Intangible Income ("FDII") benefit as a result of U.S. Treasury guidance issued during the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditure needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic priorities. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. In response to the COVID-19 outbreak, the Company has taken steps to further strengthen its financial position and balance sheet, and to maintain financial liquidity and flexibility, which included drawing down $500.0 million on its Credit Facility during the three months ended April 30, 2020 as a precautionary measure in order to increase its cash position and maintain financial flexibility in light of the uncertainty in the global markets resulting from COVID-19. This drawdown was permitted under the Merger Agreement.

At April 30, 2020, the Company was in compliance with all debt covenants. The Company monitors its covenant compliance carefully. The agreements governing certain of the Company's material debt instruments include covenants that incorporate a (i) debt incurrence test premised on a fixed charge coverage ratio, which is the ratio of the Company's EBIT (earnings before interest and taxes) plus rent expense to its interest expense plus rent expense, and (ii) leverage ratio, which is the ratio of the Company's total adjusted debt to its consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent expenses). Specifically, under the terms of the Company's Senior Notes due 2026 and 2042, the Company is restricted from incurring, or permitting its subsidiaries to incur, indebtedness if, among other conditions, the Company's fixed charge coverage ratio is less than 2.0 to 1.0. Under the terms of the Credit Facility, the Guaranty in respect of the three-year, multi-bank revolving credit agreement entered into by the Company's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited (the "Shanghai Guaranty"), and the Company's Senior Notes due 2026 and 2042, the Company is required to maintain a maximum leverage ratio of 3.50 to 1.00 for the four quarter period ending as of the end of each fiscal quarter.

Based on the Company's forecasts and plans, the Company expected to remain in compliance with the leverage ratio financial maintenance covenant, although the impact of COVID-19 on the Company's EBIT could increase that leverage ratio. The Company also expected that it would not meet the fixed charge coverage ratio test for incurrence of additional debt under its Senior Notes as of the end of the second fiscal quarter of fiscal 2020, although it did not expect to need to incur additional debt within the next 12 months. Nonetheless, as a precautionary measure in order to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom, the Company entered into amendments to its Credit Facility, the Shanghai Guaranty, and its Senior Notes due 2026 and 2042, in order to modify the financial maintenance covenant and, in the case of the Senior Notes due 2026 and 2042, the fixed charge coverage ratio test for debt incurrence, through and including the Company's fiscal quarter ending April 30, 2021. These amendments are permitted under the Merger Agreement.

TIFFANY & CO.

These amendments were executed on June 8, 2020 and effect changes to certain provisions and covenants during the period beginning with the fiscal quarter ending July 31, 2020 and continuing through the fiscal quarter ending April 30, 2021 (such period of time, the "Covenant Relief Period"), including, among others: (a) an increase in the maximum leverage ratio under the Credit Facility, the Shanghai Guaranty, and the 2026 and 2042 Senior Notes, to 4.50 to 1.00; and (b) a reduction of the fixed charge coverage ratio in the 2026 and 2042 Senior Notes to 0.75 to 1.00.

During the Covenant Relief Period, the facility fee under the Credit Facility will be increased by 5 basis points at all pricing levels, and the applicable margin will be increased by (i) 10 basis points at all pricing levels through the quarter ending July 31, 2020, (ii) 20 basis points at all pricing levels from August 1, 2020 until November 1, 2020 and (iii) 30 basis points at all pricing levels from November 1, 2020 through April 30, 2021. The coupon rate under the 2026 and 2042 Senior Notes will be increased by 25 basis points during the Covenant Relief Period. The Company has the right to terminate the Covenant Relief Period under the Credit Facility, Shanghai Guaranty and the 2026 and 2042 Senior Notes, including the attendant covenant and pricing modifications referenced above, prior to April 30, 2021, subject to the Company's certification that its leverage ratio does not exceed 3.50 to 1.00 at such time. Management believes that cash on hand, internally generated cash flows and the funds available under its revolving credit facilities are sufficient to support the Company's liquidity and capital requirements for the foreseeable future, including the next 12 months.

The following table summarizes cash flows from operating, investing and financing activities:

	First Quarter
(in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$(217.6)	$31.1
Investing activities	(47.8)	(52.1)
Financing activities	434.0	(69.1)
Effect of exchange rate changes on cash and cash equivalents	2.9	7.0
Net increase (decrease) in cash and cash equivalents	$171.5	$(83.1)

Operating Activities

The Company had net cash outflows from operating activities of $217.6 million in the first quarter of 2020 compared with net cash inflows from operating activities of $31.1 million in the first quarter of 2019. The change in operating cash flows was primarily due to the net loss of $64.6 million incurred in the first quarter of 2020, which management attributed to the effects of COVID-19, compared to net income of $125.2 million generated in the first quarter of 2019.

Working Capital. Working capital (current assets less current liabilities) was $2.8 billion at April 30, 2020, compared with $2.9 billion at January 31, 2020 and $2.8 billion at April 30, 2019.

Accounts receivable, net at April 30, 2020 were 36% lower than at January 31, 2020 and 28% lower than at April 30, 2019. The decrease in Accounts receivable, net at April 30, 2020 primarily reflected the decrease in sales during the first quarter of 2020 attributed to the effects of COVID-19, including resulting store closures. Currency translation did not have a significant effect on the change compared to January 31, 2020 or April 30, 2019.

Inventories, net at April 30, 2020 were 2% higher than at January 31, 2020 and April 30, 2019, primarily due to increases in finished goods inventories compared to both periods. Currency translation did not have a significant effect on the change compared to January 31, 2020 or April 30, 2019.

Accounts payable and accrued liabilities at April 30, 2020 were 40% lower than at January 31, 2020 and 17% lower than at April 30, 2019. The decrease compared to both periods included (i) declines in trade payables and (ii) the recognition of a gain previously deferred related to amounts received as compensation for the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in

TIFFANY & CO.

Sydney, Australia under compulsory acquisition laws in that country (see "Item 1. Financial Statements - Note 12. Commitments and Contingencies" for additional information).

Investing Activities

The Company had net cash outflows from investing activities of $47.8 million in the first quarter of 2020 compared with $52.1 million in the first quarter of 2019.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from the sales of marketable securities and short-term investments of $9.9 million during the first quarter of 2020 compared with $7.4 million during the first quarter of 2019.

Financing Activities

The Company had net cash inflows from financing activities of $434.0 million in the first quarter of 2020, compared with net cash outflows of $69.1 million in the first quarter of 2019. Year-over-year changes in cash flows from financing activities were largely driven by changes in net borrowings and share repurchases.

Recent Borrowings. The Company had net proceeds from borrowings as follows:

	First Quarter
(in millions)	2020	2019
Short-term borrowings:
Proceeds from credit facility borrowings, net	$500.0	$16.8
Proceeds from other credit facility borrowings	12.1	26.6
Repayment of other credit facility borrowings	(1.6)	(14.5)
Net proceeds from total borrowings	$510.5	$28.9

As noted above, during the first quarter of 2020, the Company drew down $500.0 million on its Credit Facility as a precautionary measure in order to increase its cash position and maintain financial flexibility in light of current uncertainty in the global markets resulting from COVID-19. This drawdown was permitted under the Merger Agreement. The drawdown proceeds from the Credit Facility can be repaid at any time.

Under all of the Company's credit facilities, at April 30, 2020, there were $651.9 million of borrowings outstanding, $2.0 million of letters of credit issued and $340.3 million available for borrowing. At April 30, 2019, there were $142.1 million of borrowings outstanding, $3.6 million of letters of credit issued and $886.1 million available for borrowing. The weighted-average interest rate for the amounts outstanding at April 30, 2020 and 2019 was 2.5% and 4.4%, respectively.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 48% at April 30, 2020, 31% at January 31, 2020 and 32% at April 30, 2019.

At April 30, 2020, the Company was in compliance with all debt covenants.

Shares Repurchases. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. As of April 30, 2020, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company did not repurchase any shares of its Common Stock during the first quarter of 2020 pursuant to the 2018 Program, and

TIFFANY & CO.

does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the Merger or earlier termination of the Merger Agreement.

The Company's share repurchase activity during the first quarter of 2020 and 2019 was as follows:

	First Quarter
(in millions, except per share amounts)	2020	2019
Cost of repurchases	$—	$25.4
Shares repurchased and retired	—	0.3
Average cost per share	$—	$93.77

Contractual Obligations

Since January 31, 2020, the Company's contractual obligations as they relate to short-term borrowings have changed as a result of the drawdown of $500.0 million under the Credit Facility described above under "Financing Activities". The Company's remaining contractual cash obligations and commercial commitments at April 30, 2020, and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods, have not changed significantly since January 31, 2020.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for future periods, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, each as amended. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the pending Merger (as defined under "Item 2. Management's Discussion and Analysis - Merger Agreement") and the anticipated benefits thereof. Forward-looking statements include, but are not limited to, statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements the Company makes regarding its plans, assumptions, expectations, beliefs and objectives with respect to the pending Merger; the Company's assumptions, expectations and beliefs with respect to COVID-19, including the impact thereof on the Company's business, revenues, cash flows and results of operations; store openings and closings; store productivity; the renovation of the Company's New York Flagship store, including the timing and cost thereof, and the temporary relocation of its retail operations to 6 East 57th Street; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the amount and timing of investment spending; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest expense and financing costs; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity, including the need to incur additional indebtedness; compliance with covenants under the Company's debt instruments, including the financial ratio thresholds set forth therein; currency translation; macroeconomic and geopolitical conditions; growth opportunities; litigation outcomes and recovery related thereto; amounts recovered under Company insurance policies; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

TIFFANY & CO.

These forward-looking statements are not guarantees of future results and are based upon the current views, assumptions and plans of management, and speak only as of the date on which they are made and are subject to a number of factors, risks and uncertainties, many of which are outside of the Company's control. You should not place undue reliance on such statements. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While the Company cannot predict all of the factors that could form the basis of such differences, key factors, risks and uncertainties include, but are not limited to: the recent outbreak of COVID-19, including the duration and scope thereof, the availability of a vaccine or cure that mitigates the effect of the virus, and changes in financial, business, travel and tourism, consumer discretionary spending and other general consumer behaviors, political, public health and other conditions, circumstances, requirements and practices resulting therefrom; global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends; the recent widespread protests in the U.S.; regional instability; violence (including terrorist activities); political activities or events (including the potential for rapid and unexpected changes in government, economic and political policies, the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade, including as a result of changes in diplomatic and trade relations or agreements with other countries); weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as the Company's ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company's third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors and suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in the Company's competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; changes in the cost and timing estimates associated with the renovation of the Company's New York Flagship store; delays caused by third parties involved in the aforementioned renovation; any casualty, damage or destruction to the Company's New York Flagship store or 6 East 57th Street location; the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above; conditions to the completion of the pending Merger may not be satisfied or the regulatory approvals required for the pending Merger may not be obtained, in each case, on the terms expected or on the anticipated schedule which contemplates closing of the acquisition in the middle of 2020; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined under "Item 2. Management's Discussion and Analysis – Merger Agreement") or affect the ability of the parties to recognize the benefits of the pending Merger; the effect of the announcement or pendency of the Merger on the Company's business relationships, operating results and business generally; risks that the pending Merger disrupts the Company's current plans and operations and potential difficulties in the Company's employee retention as a result of the pending Merger; potential litigation that may be instituted against the Company or its directors or officers related to the pending Merger or the Merger Agreement and any adverse outcome of any such litigation; the amount of the costs, fees, expenses and other charges related to the pending Merger, including in the event of any unexpected delays; other risks to consummation of the pending Merger, including the risk that the pending Merger will not be consummated within the expected time period, or at all, which may affect the Company's business and the price of its common stock; and any adverse effects on the Company by other general industry, economic, business and/or competitive factors. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives and priorities. Such consequences and changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

Additional information about potential risks and uncertainties that could affect the Company's business and financial results is included under "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1A. Risk Factors" in this quarterly report on Form 10-Q, the definitive proxy statement on Schedule 14A that the Company filed on January 6, 2020, and in the Company's other filings made with the U.S. Securities and Exchange Commission ("SEC") from time to time, which are available via the SEC's website at

TIFFANY & CO.

www.sec.gov. Readers of this Quarterly Report on Form 10-Q should consider the risks, uncertainties and factors outlined above and in the aforementioned Form 10-K and in this Form 10-Q in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of April 30, 2020 is 12 months.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of April 30, 2020, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in millions)	(in millions)
July 2016	October 2024	¥10,620.0	$100.0
March 2017	April 2027	¥11,000.0	$96.1
May 2017	April 2027	¥5,634.5	$50.0
August 2019	August 2026	€21.1	$23.6

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal collars and forward contracts as of April 30, 2020 is 18 months.

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

Gain Contingency. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final, as it was subject to post-verdict motion practice and ultimately to adjustment by the Court. On August 14, 2017, the Court issued its ruling, finding that the Tiffany plaintiffs are entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount is three times the amount of such profits, as determined by the Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. The Court has denied a motion made by Costco for a new trial; however, Costco has also filed an appeal from the judgment before the Second Circuit Court of Appeals. A three-judge panel presided over an appellate hearing on January 23, 2020, and that panel's decision is pending. As the Tiffany plaintiffs may not enforce the Court's judgment during the appeals process, the Company has not recorded any amount in its consolidated financial statements related to this gain contingency as of April 30, 2020. The Company expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2021.

Item 1A. Risk Factors

Except as presented below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

(i) The COVID-19 outbreak and resulting adverse economic conditions have had a significant effect on the Company's sales results in the three months ended April 30, 2020, and are expected to have a significant negative impact on the Company's business, revenues, cash flows and results of operations for its fiscal year ending January 31, 2021.

An outbreak of a novel strain of the coronavirus, COVID-19, was identified in China in December 2019 and was subsequently recognized as a pandemic by the World Health Organization on March 11, 2020. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to COVID-19, the governments of many countries, states, cities and other geographic regions have taken preventative or protective

TIFFANY & CO.

actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and has been further limited through additional voluntary or mandated closures of travel-related businesses. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposable income due to rising unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy. These factors, among others, have resulted in a significant decline in customer traffic, consumer confidence and local and tourist spending on discretionary items around the world.

As a result of the COVID-19 outbreak, a significant number of the Company's retail stores was closed for some portion of time in the three months ended April 30, 2020 ("first quarter"). For example, Company retail store closures peaked at approximately 75% to 80% of the Company's retail stores worldwide during the month of April. As of April 30, 2020, approximately 70% of the Company's retail stores were closed worldwide, as all of the Company's retail stores in the Americas remained closed, 15% of the Company's retail stores in Asia Pacific remained closed, 95% of the Company's retail stores in Japan remained closed and 85% of the Company's retail stores in Europe remained closed. As of May 29, 2020, approximately 80% of the Company's retail stores worldwide were fully or partially opened, including 70% of the Company's retail stores in the Americas, 90% of the Company's retail stores in Asia Pacific, 90% of the Company's retail stores in Japan and 65% of the Company's retail stores in Europe, in each case in accordance with applicable guidelines established by local governments. However, on May 31, 2020, in connection with the widespread protests across the country and out of concern for the wellbeing of its customers and employees, the Company once again closed all of its retail locations in the U.S. As of June 8, 2020, approximately 55% of the Company's stores in the U.S. were fully or partially opened.

The extent to which the COVID-19 outbreak impacts the Company's business operations, cash flows, and results of operations will depend on numerous factors that the Company may not be able to accurately predict or assess due to their dynamic and evolving nature, including the duration and scope of the COVID-19 outbreak; whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used; the extent of the protective and preventative measures that have been or will be put in place by both governmental entities and other businesses; whether the virus's impact will be seasonal; the extent of the negative impact the outbreak has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending and levels of consumer confidence; and how quickly economies recover after the COVID-19 outbreak subsides. Accordingly, management cannot predict with certainty for how long and to what extent the COVID-19 outbreak will impact its business, revenues, cash flows and results of operations or the global economy as a whole. However, the Company's business and financial performance is expected to continue to be negatively impacted by several factors related to COVID-19 including, but not limited to:

•
The Company's business is particularly sensitive to reductions in discretionary consumer spending. The COVID-19 outbreak has impeded global economic activity and resulted in record levels of unemployment, lower disposable income levels and reduced discretionary spending. The Company cannot predict with certainty the degree to, or the time period over, which its business will be affected by the COVID-19 outbreak. However, ongoing or further declines in discretionary spending by local customers and tourists would continue to have significant effects on the Company's business, revenues, cash flows and results of operations. Further, while the Company intends to continue to execute on its strategic plans and operational initiatives during the COVID-19 outbreak, its ability to do so successfully will be impacted by these uncertainties. The aforementioned uncertainties will likely result in delays or modifications to these plans and initiatives.

•
As the Company's stores reopen, social distancing measures and general consumer behaviors due to COVID-19 may continue to impact store traffic, which may have a continuing or further negative impact on the Company's business. The Company could also be negatively impacted by the persistence of the recent widespread protests in the U.S. Declines in traffic beyond the Company's current expectations could result in additional impairment charges if expected future cash flows of the related asset group do not exceed the carrying value. In addition, any belief by our customers or employees that they have contracted COVID-19 in one of our stores, or that we have not taken appropriate precautionary measures to prevent the spread of the virus therein, could result in reputational damage and costly and time-consuming legal disputes.

TIFFANY & CO.

•
The COVID-19 outbreak has also impacted, and is expected to continue to impact, the operation of the Company's office locations, manufacturing and servicing facilities and distribution centers, as well as those of its third party vendors, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of raw materials or components. For example, the Company was required to temporarily close its manufacturing and servicing facilities in New York as a result of a state-imposed order, as well as a government-mandated temporary closure of its diamond processing operation in Mauritius. COVID-19 may also impact third-party distribution and logistics providers' ability to operate or increase their operating costs. These supply chain effects may negatively affect the Company's ability to meet consumer demand and may increase the Company's costs of production and distribution.

•
The Company drew down $500.0 million on its Credit Facility during the three months ended April 30, 2020 as a precautionary measure in order to increase its cash position and maintain financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. On June 8, 2020, as a precautionary measure in order to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom, the Company entered into amendments to its Credit Facility, the Shanghai Guaranty, and its Senior Notes due 2026 and 2042 (in each case, as discussed in "Item 1. Financial Statements - Note 8. Debt"), in order to modify the financial ratio thresholds contained in certain covenants set forth therein through and including the Company's fiscal quarter ending April 30, 2021. However, if economic conditions caused by COVID-19 worsen and the Company's revenues and operating cash flows do not recover as quickly as currently estimated by management, this could impact the Company's ability to maintain compliance with its amended financial covenants and require the Company to seek additional amendments to its debt instruments. If the Company is not able to obtain such necessary additional amendments, this could lead to restrictions on the Company's ability to borrow and/or, if sufficient borrowings are not repaid, could also lead to an event of default. If not cured timely, creditors could require the Company to repay its outstanding debt if an event of default occurred. The continued disruption of global financial markets due to COVID-19 could also negatively impact the Company's ability to access the debt or capital markets for any replacement or additional indebtedness, if such indebtedness was necessary to support the Company's liquidity needs in the future.

•
While the Company is making significant efforts to review and carefully manage its operating expenses, including, but not limited to, negotiations with landlords for rent concessions, the Company may not be successful in these endeavors and may be subject to continued expenses.

For the reasons set forth above and other reasons that may come to light if the COVID-19 outbreak, or any associated measures designed to prevent or manage the outbreak persist or expand, the Company cannot as of the date hereof reasonably estimate the impact of the outbreak and these associated measures on the Company's business, revenues, financial condition or results of operations; however, such impact could be significantly negative.

Item 5. Other Information

At April 30, 2020, the Company was in compliance with all debt covenants. The agreements governing certain of the Company's material debt instruments include covenants that incorporate a (i) debt incurrence test premised on a fixed charge coverage ratio, which is the ratio of the Company's EBIT (earnings before interest and taxes) plus rent expense to its interest expense plus rent expense, and (ii) leverage ratio, which is the ratio of the Company's total adjusted debt to its consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent expenses). Specifically, under the terms of the Company's Senior Notes due 2026 and 2042, the Company is restricted from incurring, or permitting its subsidiaries to incur, indebtedness if, among other conditions, the Company's fixed charge coverage ratio is less than 2.0 to 1.0. Under the terms of the Credit Facility, the Shanghai Guaranty and the Company's Senior Notes due 2026 and 2042, the Company is required to maintain a maximum leverage ratio of 3.50 to 1.00 for the four quarter period as of the end of each fiscal quarter.

Based on the Company's forecasts and plans, the Company expected to remain in compliance with the leverage ratio financial maintenance covenant, although the impact of COVID-19 on the Company's EBIT could increase that leverage ratio. The Company also expected that it would not meet the fixed charge coverage ratio test for incurrence of additional debt under its Senior Notes as of the end of the second fiscal quarter of fiscal 2020, although it did not expect to need to incur additional debt within the next 12 months. Nonetheless, as a precautionary measure in

TIFFANY & CO.

order to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom, the Company entered into amendments to its Credit Facility, the Shanghai Guaranty, and its Senior Notes due 2026 and 2042, in order to modify the financial maintenance covenant and, in the case of the Senior Notes due 2026 and 2042, the fixed charge coverage ratio test for debt incurrence, through and including the Company's fiscal quarter ending April 30, 2021. These amendments are permitted under the Merger Agreement.

These amendments were executed on June 8, 2020 and effect changes to certain provisions and covenants during the period beginning with the fiscal quarter ending July 31, 2020 and continuing through the fiscal quarter ending April 30, 2021 (such period of time, the "Covenant Relief Period"), including, among others: (a) an increase in the maximum leverage ratio under the Credit Facility, the Shanghai Guaranty, and the 2026 and 2042 Senior Notes, to 4.50 to 1.00; and (b) a reduction of the fixed charge coverage ratio in the 2026 and 2042 Senior Notes to 0.75 to 1.00.

During the Covenant Relief Period, the facility fee under the Credit Facility will be increased by 5 basis points at all pricing levels, and the applicable margin will be increased by (i) 10 basis points at all pricing levels through the quarter ending July 31, 2020, (ii) 20 basis points at all pricing levels from August 1, 2020 until November 1, 2020 and (iii) 30 basis points at all pricing levels from November 1, 2020 through April 30, 2021. The coupon rate under the 2026 and 2042 Senior Notes will be increased by 25 basis points during the Covenant Relief Period. The Company has the right to terminate the Covenant Relief Period under the Credit Facility, Shanghai Guaranty and the 2026 and 2042 Senior Notes, including the attendant covenant and pricing modifications referenced above, prior to April 30, 2021, subject to the Company's certification that its leverage ratio does not exceed 3.50 to 1.00 at such time. Management believes that cash on hand, internally generated cash flows and the funds available under its revolving credit facilities are sufficient to support the Company's liquidity and capital requirements for the foreseeable future, including the next 12 months. For additional information, see "Item 1. Financial Statements - Note 8. Debt".

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

10.4a
Amendment No. 1, dated as of June 8, 2020, to the Five Year Credit Agreement dated as of October 25, 2018 by and among Registrant and each other Subsidiary of Registrant that is a Borrower and is a signatory thereto and MUFG Bank Ltd., as Administrative Agent, and various lenders party thereto.

10.5b
Amendment No. 2, dated as of June 8, 2020, to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 25, 2012 by and among Registrant, and various institutional note purchasers with respect to Registrant’s $150 million principal amount of 4.40% Series B-P Senior Notes due July 25, 2042.

10.6b
Amendment No. 2, dated as of June 8, 2020, to the Amended and Restated Note Purchase and Private Shelf Agreement dated as of July 25, 2012 by and among Registrant, and various institutional note purchasers with respect to Registrant's $100 million principal amount of 4.40% Series B-M Senior Notes due July 25, 2042.

10.7a
Amendment No. 1, dated as of June 8, 2020, to the Note Purchase Agreement dated as of August 26, 2016 by and between Registrant and the institutional note purchasers with respect to Registrant's ¥ 10,000,000,000 principal amount of 0.78% Senior Notes due August 26, 2026.

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

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2020	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.