Form 10-Q
period 2020-07-31
TIFFANY & CO
filed 2020-08-27
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 121,368,585 shares outstanding at the close of business on July 31, 2020.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED July 31, 2020

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	July 31, 2020	January 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,043.7	$874.7	$641.0
Short-term investments	—	22.7	39.6
Accounts receivable, net	196.6	240.0	241.0
Inventories, net	2,510.4	2,463.9	2,487.7
Prepaid expenses and other current assets	314.4	274.2	264.4
Total current assets	4,065.1	3,875.5	3,673.7
Operating lease right-of-use assets	1,120.6	1,102.7	1,073.4
Property, plant and equipment, net	1,090.7	1,098.8	1,021.2
Deferred income taxes	226.9	225.2	209.7
Other assets, net	353.0	357.9	337.9
	$6,856.3	$6,660.1	$6,315.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$591.3	$147.9	$135.2
Accounts payable and accrued liabilities	394.0	541.5	430.3
Current portion of operating lease liabilities	209.6	202.8	217.1
Income taxes payable	19.5	16.4	17.1
Merchandise credits and deferred revenue	63.2	61.8	71.4
Total current liabilities	1,277.6	970.4	871.1
Long-term debt	887.7	884.1	884.0
Pension/postretirement benefit obligations	379.1	374.5	287.7
Long-term portion of operating lease liabilities	1,024.0	1,008.4	969.6
Other long-term liabilities	80.2	87.3	110.4
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 121.4, 121.2, 120.8	1.2	1.2	1.2
Additional paid-in capital	1,396.1	1,387.3	1,276.5
Retained earnings	2,030.7	2,207.6	2,139.4
Accumulated other comprehensive loss, net of tax	(232.2)	(273.2)	(237.0)
Total Tiffany & Co. stockholders' equity	3,195.8	3,322.9	3,180.1
Non-controlling interests	11.9	12.5	13.0
Total stockholders' equity	3,207.7	3,335.4	3,193.1
	$6,856.3	$6,660.1	$6,315.9
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net sales	$747.1	$1,048.5	$1,302.6	$2,051.6
Cost of sales	285.5	390.8	532.0	774.7
Gross profit	461.6	657.7	770.6	1,276.9
Selling, general and administrative expenses	401.9	473.4	816.3	931.7
Earnings (loss) from operations	59.7	184.3	(45.7)	345.2
Interest expense and financing costs	11.1	9.8	20.9	20.2
Other income, net	(0.8)	(0.9)	(26.2)	(1.9)
Earnings (loss) from operations before income taxes	49.4	175.4	(40.4)	326.9
Provision (benefit) for income taxes	17.5	39.1	(7.7)	65.4
Net earnings (loss)	$31.9	$136.3	$(32.7)	$261.5
Net earnings (loss) per share:
Basic	$0.26	$1.13	$(0.27)	$2.16
Diluted	$0.26	$1.12	$(0.27)	$2.15
Weighted-average number of common shares:
Basic	121.4	121.1	121.3	121.3
Diluted	121.7	121.4	121.3	121.6

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Net earnings (loss)	$31.9	$136.3	$(32.7)	$261.5
Other comprehensive earnings (loss), net of tax
Foreign currency translation adjustments	49.0	(2.7)	20.9	(26.9)
Unrealized gain on hedging instruments	6.4	7.6	11.7	16.4
Unrealized gain on benefit plans	4.1	2.1	8.4	4.3
Total other comprehensive earnings (loss), net of tax	59.5	7.0	41.0	(6.2)
Comprehensive earnings	$91.4	$143.3	$8.3	$255.3

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Three Months Ended July 31, 2020
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at April 30, 2020	$3,181.0	$2,069.7	$(291.7)	121.3	$1.2	$1,389.7	$12.1
Exercise of stock options and vesting of restricted stock units	0.3	—	—	0.1	—	0.3	—
Shares withheld related to net share settlement of share-based compensation	(0.4)	—	—	—	—	(0.4)	—
Share-based compensation expense	6.4	—	—	—	—	6.4	—
Cash dividends on Common Stock ($0.58 per share)	(70.4)	(70.4)	—	—	—	—	—
Accrued dividends on share-based awards	(0.4)	(0.5)	—	—	—	0.1	—
Other comprehensive earnings, net of tax	59.5	—	59.5	—	—	—	—
Net earnings	31.9	31.9	—	—	—	—	—
Non-controlling interests	(0.2)	—	—	—	—	—	(0.2)
Balance at July 31, 2020	$3,207.7	$2,030.7	$(232.2)	121.4	$1.2	$1,396.1	$11.9

	Three Months Ended July 31, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at April 30, 2019	$3,172.0	$2,128.3	$(244.0)	121.4	$1.2	$1,273.1	$13.4
Exercise of stock options and vesting of restricted stock units	0.6	—	—	—	—	0.6	—
Shares withheld related to net share settlement of share-based compensation	(1.0)	—	—	—	—	(1.0)	—
Share-based compensation expense	9.3	—	—	—	—	9.3	—
Purchase and retirement of Common Stock	(60.0)	(54.5)	—	(0.6)	—	(5.5)	—
Cash dividends on Common Stock ($0.58 per share)	(70.2)	(70.2)	—	—	—	—	—
Accrued dividends on share-based awards	(0.5)	(0.5)	—	—	—	—	—
Other comprehensive earnings, net of tax	7.0	—	7.0	—	—	—	—
Net earnings	136.3	136.3	—	—	—	—	—
Non-controlling interests	(0.4)	—	—	—	—	—	(0.4)
Balance at July 31, 2019	$3,193.1	$2,139.4	$(237.0)	120.8	$1.2	$1,276.5	$13.0

TIFFANY & CO.

	Six Months Ended July 31, 2020
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2020	$3,335.4	$2,207.6	$(273.2)	121.2	$1.2	$1,387.3	$12.5
Exercise of stock options and vesting of restricted stock units	4.0	—	—	0.3	—	4.0	—
Shares withheld related to net share settlement of share-based compensation	(10.3)	—	—	(0.1)	—	(10.3)	—
Share-based compensation expense	14.0	—	—	—	—	14.0	—
Purchase and retirement of Common Stock	—	—	—	—	—	—	—
Cash dividends on Common Stock ($1.16 per share)	(140.7)	(140.7)	—	—	—	—	—
Accrued dividends on share-based awards	0.1	(1.0)	—	—	—	1.1	—
Other comprehensive earnings, net of tax	41.0	—	41.0	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	(2.5)	(2.5)	—	—	—	—	—
Net loss	(32.7)	(32.7)	—	—	—	—	—
Non-controlling interests	(0.6)	—	—	—	—	—	(0.6)
Balance at July 31, 2020	$3,207.7	$2,030.7	$(232.2)	121.4	$1.2	$1,396.1	$11.9

	Six Months Ended July 31, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2019	$3,130.9	$2,045.6	$(204.8)	121.5	$1.2	$1,275.4	$13.5
Exercise of stock options and vesting of restricted stock units	2.6	—	—	0.3	—	2.6	—
Shares withheld related to net share settlement of share-based compensation	(9.1)	—	—	(0.1)	—	(9.1)	—
Share-based compensation expense	15.2	—	—	—	—	15.2	—
Purchase and retirement of Common Stock	(85.4)	(77.6)	—	(0.9)	—	(7.8)	—
Cash dividends on Common Stock ($1.13 per share)	(137.0)	(137.0)	—	—	—	—	—
Accrued dividends on share-based awards	(0.7)	(0.9)	—	—	—	0.2	—
Other comprehensive loss, net of tax	(6.2)	—	(6.2)	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	21.8	47.8	(26.0)	—	—	—	—
Net earnings	261.5	261.5	—	—	—	—	—
Non-controlling interests	(0.5)	—	—	—	—	—	(0.5)
Balance at July 31, 2019	$3,193.1	$2,139.4	$(237.0)	120.8	$1.2	$1,276.5	$13.0

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(32.7)	$261.5
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	133.0	125.6
Provision for inventories	18.5	11.1
Deferred income taxes	(1.0)	(9.6)
Provision for pension/postretirement benefits	19.0	14.7
Share-based compensation expense	13.9	15.1
Changes in assets and liabilities:
Accounts receivable	39.1	3.0
Inventories	(45.0)	(91.4)
Prepaid expenses and other current assets	5.6	(36.4)
Accounts payable and accrued liabilities	(135.4)	(78.3)
Income taxes payable	(30.3)	(28.9)
Merchandise credits and deferred revenue	1.1	2.0
Other, net	0.9	(34.5)
Net cash (used in) provided by operating activities	(13.3)	153.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(0.1)	(39.8)
Proceeds from sales of marketable securities and short-term investments	22.4	59.8
Capital expenditures	(132.1)	(121.9)
Other, net	1.2	—
Net cash used in investing activities	(108.6)	(101.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	501.2	11.5
Proceeds from other credit facility borrowings	23.5	48.9
Repayment of other credit facility borrowings	(76.6)	(34.9)
Repurchase of Common Stock	—	(85.4)
Proceeds from exercised stock options	4.0	2.6
Payments related to tax withholding for share-based payment arrangements	(10.3)	(8.8)
Cash dividends on Common Stock	(140.7)	(137.0)
Financing fees	(0.9)	—
Net cash provided by (used in) financing activities	300.2	(203.1)
Effect of exchange rate changes on cash and cash equivalents	(9.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	169.0	(151.6)
Cash and cash equivalents at beginning of year	874.7	792.6
Cash and cash equivalents at end of six months	$1,043.7	$641.0
See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the "Registrant") and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of July 31, 2020 and 2019 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2020 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and six months ended July 31, 2020 and 2019 are not necessarily indicative of the results of the entire fiscal year.

An outbreak of a novel strain of the coronavirus, COVID-19, was identified in China in December 2019 and was subsequently recognized as a pandemic by the World Health Organization on March 11, 2020. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to COVID-19, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego time outside of their homes. In addition to travel restrictions put in place in early 2020 in response to COVID-19, governments have closed borders, imposed prolonged quarantines and may continue or reinstate those measures or implement other restrictions and requirements in light of the continuing or renewed spread of COVID-19 and concern of additional waves of outbreaks. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposable income due to elevated unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy. These factors, among others, have resulted in a significant decline in customer traffic, consumer confidence and local and tourist spending on discretionary items around the world.

As a result of the COVID-19 outbreak, a substantial number of the Company's retail stores was closed for some portion of time in the three and six months ended July 31, 2020. Company retail store closures peaked at approximately 75% to 80% of the Company's retail stores worldwide during the month of April. However, the Company gradually reopened many of its stores throughout the three months ended July 31, 2020, in accordance with applicable guidelines established by local governments. As of July 31, 2020, virtually all of the Company's retail stores worldwide were fully or partially open, in accordance with such guidelines. The Company's e-commerce sales in the three and six months ended July 31, 2020 increased 123% and 73%, respectively, worldwide, with key markets such as the United States having increased 122% and 67%, respectively, and the United Kingdom having increased 93% and 53%, respectively, compared to the prior year periods.

In light of the impact of COVID-19, the Company continues to review and carefully manage its operating expenses and eliminate certain non-essential spending. As part of these efforts, the Company has negotiated, and continues to negotiate, with its landlords for rent concessions principally under leases for retail stores. As a result of COVID-19, governments in many markets in which the Company operates have also implemented programs to encourage companies to retain and pay employees who are unable to work, or who are limited in the work that they can perform due to limitations resulting from travel bans, work-from-

TIFFANY & CO.

home policies and shelter-in-place orders, among others. These programs generally provide credits for retaining and continuing to pay employees. To date, the Company has continued to pay its employees, although at a reduced level after a period of time for certain employees in locations impacted by COVID-19 who cannot work from home, and has not taken action to reduce its workforce in connection with COVID-19.

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

The agreements governing certain of the Company's material debt instruments include covenants that incorporate a (i) debt incurrence test premised on a fixed charge coverage ratio, which is the ratio of the Company's EBIT (earnings before interest and taxes) plus rent expense to its interest expense plus rent expense, and (ii) leverage ratio, which is the ratio of the Company's total adjusted debt to its consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent expenses). Specifically, under the terms of the Company's Senior Notes due 2026 and 2042, the Company was, prior to the amendments described below, restricted from incurring, or permitting its subsidiaries to incur, indebtedness if, among other conditions, the Company's fixed charge coverage ratio was less than 2.0 to 1.0. Under the terms of the Credit Facility, the Shanghai Guaranty (as defined in "Note 8. Debt") and the Company's Senior Notes due 2026 and 2042, the Company was, prior to the amendments described below, required to maintain a maximum leverage ratio of 3.50 to 1.00 for the four quarter period ending as of the end of each fiscal quarter.

As a precautionary measure in order to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom, the Company entered into amendments to its Credit Facility, the Shanghai Guaranty, and its Senior Notes due 2026 and 2042, in order to modify the leverage ratio financial maintenance covenant and, in the case of the Senior Notes due 2026 and 2042, the fixed charge coverage ratio test for debt incurrence, through and including the Company's fiscal quarter ending April 30, 2021. These amendments are permitted under the Merger Agreement (as defined in "Note 2. Merger Agreement").

These amendments were executed on June 8, 2020 and effect changes to certain provisions and covenants during the period beginning with the fiscal quarter ended July 31, 2020 and continuing through the fiscal quarter ending April 30, 2021 (such period of time, the "Covenant Relief Period"), including, among others: (a) an increase in the maximum leverage ratio under the Credit Facility, the Shanghai Guaranty, and the 2026 and 2042 Senior Notes, to 4.50 to 1.00; and (b) a reduction of the fixed charge coverage ratio in the 2026 and 2042 Senior Notes to 0.75 to 1.00.

During the Covenant Relief Period, the facility fee under the Credit Facility is increased by 5 basis points at all pricing levels, and the applicable margin is increased by (i) 10 basis points at all pricing levels through the quarter ended July 31, 2020, (ii) 20 basis points at all pricing levels from August 1, 2020 until November 1, 2020 and (iii) 30 basis points at all pricing levels from November 1, 2020 through April 30, 2021. The coupon rate under the 2026 and 2042 Senior Notes is increased by 25 basis points during the Covenant Relief Period. The Company has the right to terminate the Covenant Relief Period under the Credit Facility, Shanghai Guaranty and the 2026 and 2042 Senior Notes, including the attendant covenant and pricing modifications referenced above, prior to April 30, 2021, subject to the Company's certification that its leverage ratio does not exceed 3.50 to 1.00 at such time. Management believes that cash on hand, internally generated cash flows and the funds available under its revolving credit facilities are sufficient to support the Company's liquidity and capital requirements for the foreseeable future, including the next 12 months.

TIFFANY & CO.

The extent to which the COVID-19 outbreak will continue to impact the Company's business operations, financial results, and liquidity will depend on numerous factors that the Company may not be able to accurately predict or assess due to their dynamic and evolving nature, including the duration and scope of the COVID-19 outbreak (including whether there are additional waves caused by additional periods of increases or spikes in the number of COVID-19 cases); the possibility of future mutations or outbreaks of related strains of the virus in areas in which the Company operates; whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used; the extent of the protective and preventative measures that have been or will be put in place by both governmental entities and other businesses; whether the virus's impact will be seasonal; the negative impact the outbreak has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending and levels of consumer confidence; and how quickly economies recover after the COVID-19 outbreak subsides. Accordingly, management cannot predict with certainty for how long and to what extent the COVID-19 outbreak will impact its business operations or the global economy as a whole. The Company will continue to take steps to mitigate the potential risks posed by the spread and related circumstances and impacts of COVID-19. The Company's management also remains focused on addressing these recent challenges presented by COVID-19 by preserving the Company's liquidity and managing its cash flows with preemptive actions such as those described above.

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

The consummation of the pending Merger is subject to various conditions, including, among others, customary conditions relating to (a) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Registrant's Common Stock entitled to vote on such matter at the meeting of stockholders of the Registrant (the "Special Meeting") held to vote on the adoption of the Merger Agreement and (b) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, and all rules and regulations promulgated thereunder, collectively, the "HSR Act"). As previously announced: on February 3, 2020, the waiting period under the HSR Act in connection with the pending Merger expired; on February 4, 2020, the Registrant held the Special Meeting, at which the holders of shares of Common Stock issued and outstanding as of the close of business on the record date for the Special Meeting considered and voted to approve (i) the adoption of the Merger Agreement and (ii) by non-binding, advisory vote, certain compensation arrangements for the Registrant's named executive officers in connection with the pending Merger; on March 26, 2020, the Committee on Foreign Investment in the United States cleared the pending Merger, informing the Registrant that its review of the pending Merger had concluded and that there are no unresolved national security concerns with respect to the transaction; on March 30, 2020, the Australian Competition and Consumer Commission issued a no-action letter clearing the transaction; on April 7, 2020, the parties received a no-action letter from the Canadian Competition Bureau indicating that it does not intend to challenge the pending Merger and thereby clearing the transaction; on June 4, 2020, the Federal Antimonopoly Service of Russia formally cleared the pending Merger; on June 12, 2020, the Korea Fair Trade Commission of South Korea formally cleared the pending Merger; on July 3, 2020, the Australian Foreign Investment Review Board issued a notification indicating that it has no objection to the pending Merger; and on July 25, 2020, the State Administration for Market Regulation of China decided that it will not prohibit the pending Merger.

TIFFANY & CO.

The pending Merger remains subject to regulatory clearance by the European Commission, the Japan Fair Trade Commission, the Mexican competition authority (Comisión Federal de Competencia Económica) and the Taiwan Fair Trade Commission.

The pending Merger remains subject to satisfaction or waiver of the remaining customary closing conditions, including, among others, (A) certain remaining regulatory approvals, as outlined above, (B) the absence of a law or order in effect that enjoins, prevents or otherwise prohibits the consummation of the pending Merger or any other transactions contemplated under the Merger Agreement issued by a governmental entity; (C) the absence of any legal proceeding seeking to enjoin, prevent or otherwise prohibit the consummation of the pending Merger or any other transactions contemplated under the Merger Agreement instituted by a governmental entity of competent jurisdiction; and (D) the absence of a Material Adverse Effect (as defined under the Merger Agreement). The obligation of each party to consummate the pending Merger is also conditioned on the accuracy of the other party's representations and warranties (subject to certain materiality exceptions) and the other party's compliance, in all material respects, with its covenants and agreements under the Merger Agreement.

The Merger Agreement provides for certain customary termination rights of the Registrant and Parent. As previously announced, on August 24, 2020, Registrant delivered to Parent a notice that Registrant thereby extended the Outside Date (as defined under the Merger Agreement) to November 24, 2020, in accordance with the terms of the Merger Agreement, and Parent notified Registrant that it reserved the right to challenge the validity of the extension of the Outside Date under the Merger Agreement.

During the three and six months ended July 31, 2020, the Company incurred expenses of $7.8 million and $24.5 million, respectively, related to the pending Merger for incentive compensation costs and professional fees.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The Company adopted this ASU on February 1, 2020 by applying its provisions prospectively and recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of February 1, 2020. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.

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

TIFFANY & CO.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted time frame (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At July 31, 2020 and 2019, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $59.8 million and $98.1 million, respectively, of which 96% was considered current at July 31, 2020 and 98% was considered current at July 31, 2019. Finance charges earned on Credit Receivables accounts were not significant.

At July 31, 2020, accounts receivable allowances totaled $38.4 million, compared to $33.0 million at January 31, 2020 and $30.9 million at July 31, 2019.

Revenue Recognition. The following table disaggregates the Company's net sales by major source:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Net sales*:
Jewelry collections	$428.9	$570.6	$725.6	$1,102.9
Engagement jewelry	200.6	276.4	343.1	556.8
Designer jewelry	85.1	114.9	152.7	225.8
All other	32.5	86.6	81.2	166.1
	$747.1	$1,048.5	$1,302.6	$2,051.6

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

TIFFANY & CO.

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

In the six months ended July 31, 2020, the Company recognized net sales of approximately $17.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2020.

5.	INVENTORIES

(in millions)	July 31, 2020	January 31, 2020	July 31, 2019
Finished goods	$1,586.8	$1,532.5	$1,535.1
Raw materials	796.2	776.8	832.2
Work-in-process	127.4	154.6	120.4
Inventories, net	$2,510.4	$2,463.9	$2,487.7

6.	INCOME TAXES

The effective income tax rate for the three months ended July 31, 2020 was 35.4% versus 22.3% in the prior year. The effective income tax rate for the six months ended July 31, 2020 was 19.0% versus 20.0% in the prior year. The increase in the effective income tax rate for the three months ended July 31, 2020 was primarily due to the application of an updated estimated annual effective income tax rate, which is influenced by the jurisdictional mix of earnings taxed at the statutory tax rates applicable to each jurisdiction and an estimated increase in the Global Intangible Low-Taxed Income ("GILTI") tax, each of which reflect the

TIFFANY & CO.

impact of COVID-19 on the Company's results of operations. The effective income tax rate for the six months ended July 31, 2020 reflected the impact of certain discrete items recognized in the period. The Company's effective income tax rate could be negatively impacted to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates. The effective income tax rate for the six months ended July 31, 2019 included the recognition of an income tax benefit of $7.5 million, or 230 basis points, related to an increase in the estimated 2018 Foreign Derived Intangible Income ("FDII") benefit as a result of U.S. Treasury guidance issued during the three months ended April 30, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. The Company has analyzed the provisions of the CARES Act, which provide for the full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations, modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax ("AMT") credit acceleration. The enactment of this legislation did not have a significant impact on the effective income tax rate in the six months ended July 31, 2020.

During the three and six months ended July 31, 2020, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2015) and New York State (tax years 2012–2018). Tax years from 2013–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of July 31, 2020, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

7.	EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Net earnings (loss) for basic and diluted EPS	$31.9	$136.3	$(32.7)	$261.5
Weighted-average shares for basic EPS	121.4	121.1	121.3	121.3
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.3	0.3	—	0.3
Weighted-average shares for diluted EPS	121.7	121.4	121.3	121.6

For the three months ended July 31, 2020, there were 0.1 million stock options and restricted stock units that were excluded from the computation of earnings per diluted share due to their antidilutive effect. For the six months ended July 31, 2020, stock options and restricted stock units were excluded from the computation of diluted earnings per share due to the net loss incurred during the period. For the three and six months ended July 31, 2019, there were 1.7 million stock options and restricted stock units that were excluded from the computation of earnings per diluted share due to their antidilutive effect.

TIFFANY & CO.

8.    DEBT

(in millions)	July 31, 2020	January 31, 2020	July 31, 2019
Short-term borrowings:
Credit Facilities	$516.1	$13.8	$23.1
Other credit facilities	75.2	134.1	112.1
	$591.3	$147.9	$135.2

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	$250.0	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	95.4	91.9	92.1
	895.4	891.9	892.1
Less: unamortized discounts and debt issuance costs	(7.7)	(7.8)	(8.1)
	$887.7	$884.1	$884.0

[a]	The agreements governing these Senior Notes require repayments of $50.0 million in aggregate every five years beginning in July 2022.

[b]	These agreements require lump sum repayments upon maturity.

[c]	These Senior Notes were issued at a discount, which will be amortized until the debt maturity.

[d]	These Senior Notes were issued at par, ¥10.0 billion.

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

At July 31, 2020, the Company was in compliance with all debt covenants.

The agreements governing certain of the Company's material debt instruments include covenants that incorporate a (i) debt incurrence test premised on a fixed charge coverage ratio, which is the ratio of the Company's EBIT (earnings before interest and taxes) plus rent expense to its interest expense plus rent expense, and (ii) leverage ratio, which is the ratio of the Company's total adjusted debt to its consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent expenses). Specifically, under the terms of the Company's Senior Notes due 2026 and 2042, the Company was, prior to the amendments described below, restricted from incurring, or permitting its subsidiaries to incur, indebtedness if, among other conditions, the Company's fixed charge coverage ratio was less than 2.0 to 1.0. Under the terms of the Credit Facility, the Guaranty in respect of the three-year, multi-bank revolving credit agreement entered into by the Company's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited (the "Shanghai Guaranty"), and the Company's Senior Notes due 2026 and 2042, the Company was, prior to the amendments described below, required to maintain a maximum leverage ratio of 3.50 to 1.00 for the four quarter period ending as of the end of each fiscal quarter.

TIFFANY & CO.

As a precautionary measure in order to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom, the Company entered into amendments to its Credit Facility, the Shanghai Guaranty, and its Senior Notes due 2026 and 2042, in order to modify the leverage ratio financial maintenance covenant and, in the case of the Senior Notes due 2026 and 2042, the fixed charge coverage ratio test for debt incurrence, through and including the Company's fiscal quarter ending April 30, 2021. These amendments are permitted under the Merger Agreement.

These amendments were executed on June 8, 2020 and effect changes to certain provisions and covenants during the period beginning with the fiscal quarter ended July 31, 2020 and continuing through the fiscal quarter ending April 30, 2021 (such period of time, the "Covenant Relief Period"), including, among others: (a) an increase in the maximum leverage ratio under the Credit Facility, the Shanghai Guaranty, and the 2026 and 2042 Senior Notes, to 4.50 to 1.00; and (b) a reduction of the fixed charge coverage ratio in the 2026 and 2042 Senior Notes to 0.75 to 1.00.

During the Covenant Relief Period, the facility fee under the Credit Facility is increased by 5 basis points at all pricing levels, and the applicable margin is increased by (i) 10 basis points at all pricing levels through the quarter ended July 31, 2020, (ii) 20 basis points at all pricing levels from August 1, 2020 until November 1, 2020 and (iii) 30 basis points at all pricing levels from November 1, 2020 through April 30, 2021. The coupon rate under the 2026 and 2042 Senior Notes is increased by 25 basis points during the Covenant Relief Period. The Company has the right to terminate the Covenant Relief Period under the Credit Facility, Shanghai Guaranty and the 2026 and 2042 Senior Notes, including the attendant covenant and pricing modifications referenced above, prior to April 30, 2021, subject to the Company's certification that its leverage ratio does not exceed 3.50 to 1.00 at such time.

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

Derivative Instruments Not Designated as Hedging Instruments. Derivative instruments which do not meet the criteria to be designated as a hedge are recorded on the Condensed Consolidated Balance Sheet at their

TIFFANY & CO.

fair values, as either assets or liabilities, with an offset to current earnings. The gains or losses on undesignated foreign exchange and precious metals forward contracts substantially offset foreign exchange and commodity losses or gains on the underlying liabilities or transactions being hedged.

The Company does not use derivative financial instruments for trading or speculative purposes.

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and recorded a loss within accumulated other comprehensive loss. As of July 31, 2020, $15.5 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2014 and recorded a loss within accumulated other comprehensive loss. As of July 31, 2020, $3.2 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016, 2017 and 2019 the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of July 31, 2020, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

TIFFANY & CO.

As of July 31, 2020, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥19,115.1	179.7
British pound		£10.4	13.2
Derivatives not designated as hedging instruments:
U.S. dollar		$126.5	126.5
Euro		€14.2	16.6
Australian dollar	AU$	29.2	18.8
Czech koruna	CZK	154.3	6.3
Japanese yen		¥132.2	1.3
Korean won	KRW	20,897.9	17.8
New Zealand dollar	NZ$	8.7	5.2
Chinese renminbi	CNY	361.2	51.6
Singapore dollar	S$	25.3	17.9
Danish kroner	DKK	49.6	7.6
British pound	GBP	13.9	18.0
Hong Kong dollar	HKD	404.4	52.0

The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2020 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of July 31, 2020, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transaction is 18 months. As of July 31, 2020, there were precious metal forward contracts outstanding for approximately 24,900 ounces of platinum, 422,000 ounces of silver and 74,500 ounces of gold.

As a result of increases in inventory resulting from decreased sales, as well as the full or partial temporary closure of certain of the Company's manufacturing facilities due to COVID-19 during the three months ended April 30, 2020, the Company revised its projections for purchases of precious metals. Accordingly, certain hedged transactions that were previously considered to be probable were deemed improbable and the Company discontinued cash flow hedge accounting for the related precious metal forward contracts and reclassified net deferred hedging gains of $4.2 million from Accumulated OCI to Cost of sales on the Condensed Consolidated Statement of Earnings during the six months ended July 31, 2020. As of July 31, 2020, there were precious metal forward contracts outstanding for purchases not designated as hedging instruments for approximately 5,400 ounces of gold and 24,500 ounces of silver (included within the notional amounts disclosed above).

TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended July 31, 2020
(in millions)	Cost of sales	Interest expense and financing costs	Other income, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$285.5	$11.1	$(0.8)	$59.5
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax loss recognized in OCI	—	—	—	(3.2)
Pre-tax gain reclassified from accumulated OCI into earnings	(0.7)	—	—	0.7
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	9.1
Pre-tax gain reclassified from accumulated OCI into earnings	(0.9)	—	—	0.9
Cross-currency swaps
Pre-tax loss recognized in OCI	—	—	—	(1.1)
Pre-tax loss reclassified from accumulated OCI into earnings	—	(1.5)	6.4	(4.9)
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.3	—	(0.3)

TIFFANY & CO.

	Six Months Ended July 31, 2020
(in millions)	Cost of sales	Interest expense and financing costs	Other income, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$532.0	$20.9	$(26.2)	$41.0
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax loss recognized in OCI	—	—	—	(4.3)
Pre-tax gain reclassified from accumulated OCI into earnings	(1.1)	—	—	1.1
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	9.7
Pre-tax gain reclassified from accumulated OCI into earnings [a]	(5.5)	—	—	5.5
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	7.7
Pre-tax loss reclassified from accumulated OCI into earnings	—	(3.1)	11.2	(8.1)
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.7	—	(0.7)

[a]
Includes net gains of $4.2 million in the six months ended July 31, 2020 reclassified from Accumulated OCI into Cost of sales on the Condensed Consolidated Statement of Earnings as a result of the discontinuation of hedge accounting on certain precious metal forward contracts.

TIFFANY & CO.

	Three Months Ended July 31, 2019
(in millions)	Cost of sales	Interest expense and financing costs	Other income, net	Other comprehensive earnings, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$390.8	$9.8	$(0.9)	$7.0
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax loss recognized in OCI	—	—	—	(2.6)
Pre-tax gain reclassified from accumulated OCI into earnings	(1.4)	—	—	1.4
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.1)	—	—	0.1
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	8.0
Pre-tax loss reclassified from accumulated OCI into earnings	1.1	—	—	(1.1)
Cross-currency swaps
Pre-tax loss recognized in OCI	—	—	—	(0.9)
Pre-tax loss reclassified from accumulated OCI into earnings	—	—	5.5	(5.5)
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.3	—	(0.3)

TIFFANY & CO.

	Six Months Ended July 31, 2019
(in millions)	Cost of sales	Interest expense and financing costs	Other income, net	Other comprehensive loss, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$774.7	$20.2	$(1.9)	$(6.2)
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	3.1
Pre-tax gain reclassified from accumulated OCI into earnings	(2.5)	—	—	2.5
Precious metal collars
Pre-tax gain reclassified from accumulated OCI into earnings	(0.2)	—	—	0.2
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	6.6
Pre-tax loss reclassified from accumulated OCI into earnings	2.2	—	—	(2.2)
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	12.5
Pre-tax gain reclassified from accumulated OCI into earnings	—	—	(2.3)	2.3
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.6	—	(0.6)

The pre-tax losses on derivatives not designated as hedging instruments were $8.3 million for the three months ended July 31, 2020 and were included in Other income, net. Such gains or losses were not significant in the six months ended July 31, 2020 and the three and six months ended July 31, 2019. The Company expects approximately $7.9 million of net pre-tax derivative gains included in accumulated other comprehensive loss at July 31, 2020 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at July 31, 2020 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$38.9	$—	$—	$38.9
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	—	14.8	—	14.8
Foreign exchange forward contracts [b]	—	0.4	—	0.4
Cross-currency swaps [b]	—	5.7	—	5.7
Derivatives not designated as hedging instruments:
Precious metal forward contracts [b]	—	1.5	—	1.5
Foreign exchange forward contracts [b]	—	2.3	—	2.3
Total financial assets	$38.9	$24.7	$—	$63.6

TIFFANY & CO.

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$—	$2.1	$—	$2.1
Foreign exchange forward contracts [c]	—	3.7	—	3.7
Cross-currency swaps [c]	—	0.2	—	0.2
Derivatives not designated as hedging instruments:
Precious metal forward contracts [c]	—	0.7	—	0.7
Foreign exchange forward contracts [c]	—	10.8	—	10.8
Total financial liabilities	$—	$17.5	$—	$17.5

Financial assets and liabilities carried at fair value at January 31, 2020 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [d]	$22.7	$—	$—	$22.7
Marketable securities [a]	39.3	—	—	39.3
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	—	13.0	—	13.0
Foreign exchange forward contracts [b]	—	2.7	—	2.7
Cross-currency swaps [b]	—	2.9	—	2.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	—	2.1	—	2.1
Total financial assets	$62.0	$20.7	$—	$82.7

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$—	$0.2	$—	$0.2
Foreign exchange forward contracts [c]	—	0.5	—	0.5
Cross-currency swaps [c]	—	1.9	—	1.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	2.9	—	2.9
Total financial liabilities	$—	$5.5	$—	$5.5

TIFFANY & CO.

Financial assets and liabilities carried at fair value at July 31, 2019 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [d]	$39.6	$—	$—	$39.6
Marketable securities [a]	37.6	—	—	37.6
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	—	9.4	—	9.4
Foreign exchange forward contracts [b]	—	1.5	—	1.5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	—	2.8	—	2.8
Total financial assets	$77.2	$13.7	$—	$90.9

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$—	$0.1	$—	$0.1
Foreign exchange forward contracts [c]	—	1.4	—	1.4
Cross-currency swaps [c]	—	10.5	—	10.5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	2.0	—	2.0
Total financial liabilities	$—	$14.0	$—	$14.0

[a]	Included within Other assets, net.

[b]	Included within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.

[c]	Included within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.

[d]	Included within Short-term investments.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities and as such are measured using Level 1 inputs. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was approximately $1.5 billion and $1.0 billion at July 31, 2020 and 2019, respectively, and the corresponding fair value was approximately $1.7 billion and $1.1 billion at July 31, 2020 and 2019, respectively.

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

The amounts of the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the Condensed Consolidated Balance Sheet. Substantially all of the Company's leases are operating leases as of July 31, 2020 and 2019. The Company records lease expense within Cost of sales for leases of manufacturing facilities and within Selling, general and administrative expenses for all other leases.

Amounts recognized in the Condensed Consolidated Statement of Earnings were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Fixed operating lease expense	$73.6	$77.7	$148.6	$155.0
Variable operating lease expense [a]	26.8	35.8	37.3	70.4
Sublease income	(1.3)	(1.2)	(2.5)	(2.4)
Net lease expense	$99.1	$112.3	$183.4	$223.0

[a]
Includes a credit of $11.1 million and $21.4 million in the three and six months ended July 31, 2020, respectively, related to rent concessions negotiated in connection with retail store closures due to COVID-19.

The weighted average remaining lease term was seven years and the weighted average discount rate was 3.7% for all of the Company's operating leases as of July 31, 2020.

The following table provides supplemental cash flow information related to the Company's operating leases:

	Six Months Ended July 31,
(in millions)	2020	2019
Cash flows from operating activities attributable to operating leases	$146.8	$147.8
Right-of-use assets obtained in exchange for operating lease liabilities	127.6	144.9

TIFFANY & CO.

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five fiscal years and thereafter to the operating lease liability recorded on the Condensed Consolidated Balance Sheet for operating leases existing as of July 31, 2020:

Years ending January 31,	Minimum Lease Payments as of July 31, 2020 (in millions)
2021 *	$114.5
2022	274.0
2023	233.1
2024	201.8
2025	158.0
Thereafter	443.3
Total minimum lease payments	1,424.7
Less: amount of total minimum lease payments representing interest	(191.1)
Present value of future total minimum lease payments	1,233.6
Less: current portion of lease liabilities	(209.6)
Long-term lease liabilities	$1,024.0

* This amount represents minimum lease payments for the six month period from August 1, 2020 to January 31, 2021.

As of July 31, 2020, there were 6 executed agreements in respect of store relocations, new stores, office space and other facilities without commencement dates, which had total commitments of $33.6 million.

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

Costco Matter. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "District Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a

TIFFANY & CO.

civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final at that time, as it remained subject to post-verdict motion practice and ultimately to adjustment by the District Court. On August 14, 2017, the District Court issued its ruling, finding that the Tiffany plaintiffs were entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount was three times the amount of such profits, as determined by the District Court); (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017; (iii) an additional $8.25 million in punitive damages; and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the District Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the District Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. Costco had filed an appeal from the judgment before the Second Circuit Court of Appeals (the "Circuit Court"), which presided over an appellate hearing on January 23, 2020. The Circuit Court issued its ruling on August 17, 2020, finding that the District Court should have allowed the question of Costco’s liability for trademark infringement and trademark counterfeiting to be presented to a jury in the first instance, rather than decided by the District Court judge. The Circuit Court accordingly vacated the judgment of the District Court and remanded the matter for trial by jury on the issues of trademark infringement, trademark counterfeiting and punitive damages. As the judgment originally awarded by the District Court to the Tiffany plaintiffs has been vacated, the Company has not recorded any amount in its consolidated financial statements related to this matter as of July 31, 2020. The Company intends to continue to litigate this matter on remand to the District Court and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2022.

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

TIFFANY & CO.

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

Other

In the normal course of business, the Company entrusts precious scrap metals generated through its internal manufacturing operations to metal refiners. In November 2018, one such refiner filed for relief under chapter 11 of

TIFFANY & CO.

the U.S. Bankruptcy Code. As a result, the Company recognized a charge of $8.5 million during the three months ended October 31, 2018, which represented the carrying value of such precious scrap metals entrusted to the refiner, net of expected insurance recoveries. During the three months ended April 30, 2020, the Company was notified by its insurers that the Company's insurance claim was denied. Thereafter, the Company recognized a related charge of $12.3 million during the three months ended April 30, 2020 in order to fully reserve for the asset representing the expected insurance recoveries in this matter. The Company believes that the insurers' coverage denial is without merit and that the Company's insurance claim is valid and enforceable. The Company is continuing to pursue collection thereof from its insurers.

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

13.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	July 31, 2020	January 31, 2020	July 31, 2019
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(109.5)	$(130.4)	$(134.9)
Deferred hedging gain (loss)	17.1	5.4	(12.9)
Net unrealized loss on benefit plans	(139.8)	(148.2)	(89.2)
	$(232.2)	$(273.2)	$(237.0)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Foreign currency translation adjustments	$48.2	$(4.3)	$19.0	$(26.1)
Income tax benefit (expense)	0.8	1.6	1.9	(0.8)
Foreign currency translation adjustments, net of tax	49.0	(2.7)	20.9	(26.9)
Unrealized gain on hedging instruments	4.8	4.5	13.1	22.2
Reclassification adjustment for loss (gain) included in net earnings [a]	3.6	5.4	2.2	(2.2)
Income tax expense	(2.0)	(2.3)	(3.6)	(3.6)
Unrealized gain on hedging instruments, net of tax	6.4	7.6	11.7	16.4
Amortization of net loss included in net earnings [b]	5.4	2.8	11.0	5.6
Amortization of prior service credit included in net earnings [b]	—	(0.1)	(0.1)	(0.3)
Income tax expense	(1.3)	(0.6)	(2.5)	(1.0)
Net unrealized gain on benefit plans, net of tax	4.1	2.1	8.4	4.3
Total other comprehensive earnings (loss), net of tax	$59.5	$7.0	$41.0	$(6.2)

[a]	These losses (gains) are reclassified into Cost of sales, Interest expense and financing costs and Other income, net (see "Note 9. Hedging Instruments" for additional details).

[b]	These losses (gains) are included in the computation of net periodic benefit cost (see "Note 14. Employee Benefit Plans" for additional details) and are reclassified into Other income, net.

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. As of July 31, 2020, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company did not repurchase any shares of its Common Stock during the six months ended July 31, 2020 pursuant to the 2018 Program, and does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the Merger or earlier termination of the Merger Agreement.

The Company's share repurchase activity was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions, except per share amounts)	2020	2019	2020	2019
Cost of repurchases	$—	$60.0	$—	$85.4
Shares repurchased and retired	—	0.6	—	0.9
Average cost per share	$—	$93.82	$—	$93.80

TIFFANY & CO.

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.58 per share of Common Stock in the three months ended July 31, 2020 and 2019 and $1.16 and $1.13 per share of Common Stock in the six months ended July 31, 2020 and 2019, respectively.

Cumulative effect adjustment from adoption of new accounting standards. The amounts presented within this line item on the Condensed Consolidated Statement of Stockholders' Equity represent the effects of the Company's adoption, on a modified retrospective basis, of ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (as discussed in "Note 3. New Accounting Standards") for the six months ended July 31, 2020, and ASU 2016-02 – Leases and ASU 2018-02 – Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income for the six months ended July 31, 2019.

14.	EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans and provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost	$4.6	$4.3	$0.8	$0.6
Interest cost	7.3	8.2	0.7	0.9
Expected return on plan assets	(9.6)	(9.7)	—	—
Amortization of prior service credit	—	—	—	(0.1)
Amortization of net loss	5.4	3.0	—	(0.2)
Net expense	$7.7	$5.8	$1.5	$1.2

	Six Months Ended July 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost	$9.5	$8.5	$1.6	$1.3
Interest cost	14.7	16.3	1.5	1.7
Expected return on plan assets	(19.2)	(18.4)	—	—
Amortization of prior service credit	—	—	(0.1)	(0.3)
Amortization of net loss	10.9	5.6	0.1	—
Net expense	$15.9	$12.0	$3.1	$2.7

The components of net periodic benefit cost other than the service cost component are included in Other income, net on the Condensed Consolidated Statement of Earnings.

TIFFANY & CO.

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Net sales:
Americas	$246.7	$454.8	$471.8	$861.1
Asia-Pacific	298.9	297.6	472.6	621.7
Japan	111.1	155.3	197.4	300.0
Europe	83.8	116.3	145.1	218.8
Total reportable segments	740.5	1,024.0	1,286.9	2,001.6
Other	6.6	24.5	15.7	50.0
	$747.1	$1,048.5	$1,302.6	$2,051.6
Earnings (loss) from operations*:
Americas	$(4.7)	$86.9	$(45.9)	$143.8
Asia-Pacific	72.7	73.2	88.6	159.2
Japan	35.4	56.2	51.8	109.6
Europe	12.6	19.7	2.6	31.9
Total reportable segments	116.0	236.0	97.1	444.5
Other	(5.1)	0.2	(10.2)	1.5
	$110.9	$236.2	$86.9	$446.0
* Represents earnings (loss) from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs, (iii) Other income, net and (iv) other operating expenses.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated Earnings (loss) from operations before income taxes:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2020	2019	2020	2019
Earnings from operations for segments	$110.9	$236.2	$86.9	$446.0
Unallocated corporate expenses	(43.4)	(51.9)	(96.1)	(100.8)
Interest expense and financing costs	(11.1)	(9.8)	(20.9)	(20.2)
Other income, net	0.8	0.9	26.2	1.9
Other operating expenses	(7.8)	—	(36.5)	—
Earnings (loss) from operations before income taxes	$49.4	$175.4	$(40.4)	$326.9

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expenses for the three months ended July 31, 2020 represent $7.8 million for costs incurred related to the pending Merger (see "Note 2. Merger Agreement"). Other operating expenses for the six months ended July 31, 2020 represent (i) $24.5 million for costs incurred related to the pending Merger (see "Note 2. Merger Agreement") and (ii) $12.0 million of expense for a charitable contribution to The Tiffany & Co. Foundation.

16.	SUBSEQUENT EVENT

Dividend declaration. On August 20, 2020, the Company's Board of Directors approved a quarterly dividend of $0.58 per share of Common Stock. This quarterly dividend will be paid on October 13, 2020 to shareholders of record on September 21, 2020.

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

NOVEL CORONAVIRUS

An outbreak of a novel strain of the coronavirus, COVID-19, was identified in China in December 2019 and was subsequently recognized as a pandemic by the World Health Organization on March 11, 2020. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In addition to travel restrictions put in place in early 2020 in response to COVID-19, governments have closed borders, imposed prolonged quarantines and may continue or reinstate those measures or implement other restrictions and requirements in light of the continuing or renewed spread of COVID-19 and concern of additional waves of outbreaks.

As a result of the COVID-19 outbreak, a substantial number of the Company's retail stores was closed for some portion of time in the three and six months ended July 31, 2020. Company retail store closures peaked at approximately 75% to 80% of the Company's retail stores worldwide during the month of April. However, the Company gradually reopened many of its stores throughout the three months ended July 31, 2020, in accordance with applicable guidelines established by local governments. For example, as of May 29, 2020, approximately 80% of the Company's retail stores worldwide were fully or partially open, including approximately 70% of the Company's retail stores in the Americas, approximately 90% of the Company's retail stores in Asia Pacific, approximately 90% of the Company's retail stores in Japan and approximately 65% of the Company's retail stores in Europe. In the U.S., however, in connection with the widespread protests across the country and out of concern for the wellbeing of its customers and employees, the Company once again closed all of its retail locations on May 31, 2020. Following a brief period of closures, the Company began to re-open its U.S. stores, and as of June 19, 2020, approximately 90% of the Company's stores in the U.S. were fully or partially opened. As of July 31, 2020, virtually all of the Company's retail stores worldwide were fully or partially opened, in accordance with applicable guidelines established by local governments.

For the three and six months ended July 31, 2020, the Company's worldwide net sales declined 29% and 37%, respectively, compared to the prior year due to the continuing negative global impact of COVID-19. Although the Company continues to experience decreased customer traffic and retail sales in many of its retail locations as compared to comparable periods in the prior year, the Company has continued to benefit from increased sales both in Mainland China and its global e-commerce business during these periods. For example, retail sales in Mainland China, the first market impacted by COVID-19, increased approximately 90% in May 2020 and 80% for the full three months ended July 31, 2020, in each case as compared to the corresponding periods in the prior year. The Company's e-commerce sales in the three and six months ended July 31, 2020 also increased 123% and 73% worldwide, with key markets such as the United States having increased 122% and 67%, respectively, and the United Kingdom having increased 93% and 53%, respectively, compared to the prior year periods. The Company's worldwide e-commerce sales represented approximately 15% of its total net sales during the six months ended July 31, 2020, versus 6% in each of the last three full fiscal years.

While management expects that customer traffic and worldwide net sales will continue to improve throughout the second half of the Company’s fiscal year ending January 31, 2021 relative to its first half performance, year-to-date sales declines through July 31, 2020, along with the continuing effects of COVID-19, are expected to have a significant negative impact on the Company's sales, earnings and cash flows for the full year as compared to the prior year.

TIFFANY & CO.

In light of the impact of COVID-19, the Company continues to review and carefully manage its operating expenses and eliminate certain non-essential spending. As part of these efforts, the Company has negotiated, and continues to negotiate, with its landlords for rent concessions principally under leases for retail stores. The Company has also continued to pay its employees, although at a reduced level after a period of time for certain employees in locations impacted by COVID-19 who cannot work from home, and has not taken action to reduce its workforce in connection with COVID-19.

In response to the COVID-19 outbreak, the Company has also taken steps to further strengthen its financial position and balance sheet, and to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom. See "Liquidity and Capital Resources" below for additional information.

The extent to which the COVID-19 outbreak will continue to impact the Company's business operations, financial results, and liquidity will depend on numerous factors that the Company may not be able to accurately predict or assess due to their dynamic and evolving nature (including the duration and scope of the COVID-19 outbreak, including whether there are additional waves caused by additional periods of increases or spikes in the number of COVID-19 cases); the possibility of future mutations or outbreaks of related strains of the virus in areas in which the Company operates; whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used; the extent of the protective and preventative measures that have been or will be put in place by both governmental entities and other businesses; whether the virus's impact will be seasonal; the negative impact the outbreak has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending and levels of consumer confidence; and how quickly economies recover after the COVID-19 outbreak subsides. Accordingly, management cannot predict with certainty for how long and to what extent the COVID-19 outbreak will impact its business operations or the global economy as a whole. See "Part II - Other Information. Item1A. Risk Factors" for additional information. The Company will continue to take steps to mitigate the potential risks posed by the spread and related circumstances and impacts of COVID-19. The Company's management also remains focused on addressing the challenges presented by COVID-19 by preserving the Company's liquidity and managing its cash flows with preemptive actions such as those described above.

Despite the aforementioned challenges, the Company intends to continue to execute on its strategic plans and operational initiatives during this outbreak. However, the uncertainties associated with the protective and preventative measures put in place or recommended by both governmental entities and other businesses, among other uncertainties, will likely result in delays or modifications to these plans and initiatives.

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

•	Asia-Pacific includes sales in 88 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet, business-to-business and wholesale operations;

•	Japan includes sales in 59 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•	Europe includes sales in 47 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

TIFFANY & CO.

•
Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in five Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings received from third-party licensing agreements.

SUMMARY OF SECOND QUARTER AND FIRST HALF RESULTS

•
Worldwide net sales decreased 29% to $747.1 million in the three months ("second quarter") and 37% to $1,302.6 million in the six months ("first half") ended July 31, 2020, which management attributed to the effects of COVID-19 and the resulting store closures that began in the three months ended April 30 ("first quarter") of 2020 and continued into the second quarter as described above under "Novel Coronavirus"; comparable sales decreased 24% in the second quarter and 34% in the first half. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales decreased 28% in the second quarter and 36% in the first half, while comparable sales decreased 23% in the second quarter and 33% in the first half.

•
Net earnings of $31.9 million, or $0.26 per diluted share, in the second quarter compared with $136.3 million, or $1.12 per diluted share, in the prior year reflecting the above factors. Net earnings in the second quarter of 2020 also included the impact of costs related to the pending Merger, as described below under "Non-GAAP Measures." Excluding these costs, Net earnings were $38.6 million, or $0.32 per diluted share, in the second quarter of 2020.

•
Net loss of $32.7 million, or $0.27 per share, in the first half compared with Net earnings of $261.5 million, or $2.15 per diluted share, in the prior year reflecting the above factors. Net loss in the first half of 2020 also included the impact of costs related to the pending Merger, as well as the compensation received in respect of the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia, and a charitable contribution to The Tiffany & Co. Foundation, as described below under "Non-GAAP Measures." Excluding these items, Net loss was $25.4 million, or $0.21 per share, in the first half of 2020.

•	Inventories, net increased 1% from July 31, 2019.

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

	Second Quarter 2020 vs. 2019			First Half 2020 vs. 2019
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(29)%	(1)%	(28)%	(37)%	(1)%	(36)%
Americas	(46)	(1)	(45)	(45)	—	(45)
Asia-Pacific	—	(2)	2	(24)	(2)	(22)
Japan	(28)	1	(29)	(34)	1	(35)
Europe	(28)	(1)	(27)	(34)	(2)	(32)
Other	(73)	—	(73)	(68)	—	(68)

Comparable Sales:
Worldwide	(24)%	(1)%	(23)%	(34)%	(1)%	(33)%
Americas	(44)	—	(44)	(44)	—	(44)
Asia-Pacific	17	(2)	19	(16)	(3)	(13)
Japan	(27)	1	(28)	(34)	1	(35)
Europe	(27)	(1)	(26)	(34)	(1)	(33)
Other	(25)	—	(25)	(42)	—	(42)

TIFFANY & CO.

	Second Quarter 2020 vs. 2019			First Half 2020 vs. 2019
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Jewelry sales by product category:
Jewelry collections	(25)%	(1)%	(24)%	(34)%	(1)%	(33)%
Engagement jewelry	(27)	—	(27)	(38)	—	(38)
Designer jewelry	(26)	—	(26)	(32)	—	(32)

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items provides a useful supplemental basis for the assessment of the Company's results relative to the corresponding period in the prior year. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in millions, except per share amounts)	GAAP	Charges related to the pending Merger [a]	Non-GAAP
Three Months Ended July 31, 2020
Gross Profit	$461.6	$0.5	$462.1
As a % of sales	61.8%	0.1%	61.8%
Selling, general & administrative ("SG&A") expenses	401.9	(7.3)	394.6
As a % of sales	53.8%	(1.0)%	52.8%
Earnings from operations	59.7	7.8	67.5
As a % of sales	8.0%	1.0%	9.0%
Provision for income taxes [b]	17.5	1.1	18.6
Net earnings	31.9	6.7	38.6
Diluted earnings per share	0.26	0.06	0.32

[a]	Costs recorded in the second quarter of 2020 related to the pending Merger. See "Item 1. Financial Statements - Note 2. Merger Agreement" for additional information.

[b]
The income tax effect resulting from the adjustments has been calculated as both current and deferred tax benefit (expense), based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying adjustment.

TIFFANY & CO.

(in millions, except per share amounts)	GAAP	Charges related to the pending Merger [c]	Sydney, Australia Recovery and Charitable Contribution [d]	Non-GAAP
Six Months Ended July 31, 2020
Gross Profit	$770.6	$0.9	$—	$771.5
As a % of sales	59.2%	0.1%	—%	59.2%
SG&A expenses	816.3	(23.6)	(12.0)	780.7
As a % of sales	62.7%	(1.8)%	(0.9)%	59.9%
Loss from operations	(45.7)	24.5	12.0	(9.2)
As a % of sales	(3.5)%	1.9%	0.9%	(0.7)%
Other income, net	(26.2)	—	31.4	5.2
Benefit for income taxes [e]	(7.7)	2.3	(4.5)	(9.9)
Net loss	(32.7)	22.2	(14.9)	(25.4)
Earnings per share	(0.27)	0.18	(0.12)	(0.21)

[c]	Costs recorded in the first half of 2020 related to the pending Merger. See "Item 1. Financial Statements - Note 2. Merger Agreement" for additional information.

[d]
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

[e]
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

TIFFANY & CO.

Net Sales

Net sales by segment were as follows:

	Second Quarter			First Half
(in millions)	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Americas	$246.7	$454.8	(46)%	$471.8	$861.1	(45)%
Asia-Pacific	298.9	297.6	—	472.6	621.7	(24)
Japan	111.1	155.3	(28)	197.4	300.0	(34)
Europe	83.8	116.3	(28)	145.1	218.8	(34)
Other	6.6	24.5	(73)	15.7	50.0	(68)
	$747.1	$1,048.5	(29)%	$1,302.6	$2,051.6	(37)%

Worldwide net sales decreased $301.4 million, or 29%, in the second quarter of 2020 and decreased $749.0 million, or 37% in the first half, which management attributed to the effects of COVID-19 and the resulting store closures across the markets that began in the first quarter of 2020 and continued into the second quarter. On a constant-exchange-rate basis, worldwide net sales decreased 28% in the second quarter and decreased 36% in the first half compared to the prior year.

Jewelry sales by product category were as follows:

	Second Quarter
(in millions)	2020	2019	$ Change	% Change
Jewelry collections	$428.9	$570.6	$(141.7)	(25)%
Engagement jewelry	200.6	276.4	(75.8)	(27)
Designer jewelry	85.1	114.9	(29.8)	(26)

	First Half
(in millions)	2020	2019	$ Change	% Change
Jewelry collections	$725.6	$1,102.9	$(377.3)	(34)%
Engagement jewelry	343.1	556.8	(213.7)	(38)
Designer jewelry	152.7	225.8	(73.1)	(32)

Net sales reflected decreases across each of the jewelry categories in both periods.

Certain reclassifications within the jewelry categories have been made to the prior year amounts to conform to the current year category presentation.

TIFFANY & CO.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/Other	Total
Second Quarter 2020:
Americas	$(192.4)	$(3.7)	$(12.0)	$(208.1)
Asia-Pacific	40.0	2.0	(40.7)	1.3
Japan	(39.4)	1.8	(6.6)	(44.2)
Europe	(30.7)	(0.4)	(1.4)	(32.5)
First Half 2020:
Americas	$(364.8)	$(4.0)	$(20.5)	$(389.3)
Asia-Pacific	(77.3)	2.2	(74.0)	(149.1)
Japan	(95.0)	3.2	(10.8)	(102.6)
Europe	(72.8)	(0.4)	(0.5)	(73.7)

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Second Quarter 2020:
Americas	(17)%	(1)%	(28)%
Asia-Pacific	15	(2)	(14)
Japan	(4)	1	(22)
Europe	(10)	(1)	(18)
First Half 2020:
Americas	(11)%	—%	(34)%
Asia-Pacific	7	(2)	(31)
Japan	(3)	1	(32)
Europe	(5)	(1)	(29)

Americas. In the second quarter, total net sales decreased $208.1 million, or 46%, which included comparable sales decreasing $192.4 million, or 44%. In the first half, total net sales decreased $389.3 million, or 45%, which included comparable sales decreasing $364.8 million, or 44%. In both periods, sales decreased across the region, which management attributed to the effects of COVID-19, and the resulting store closures across the region that began in mid-March 2020 and continued into June, with most stores in the region reopened in mid-June. On a constant-exchange-rate basis, total net sales decreased 45% in the second quarter and first half, while comparable sales decreased 44% in both periods.

The decrease in the number of jewelry units sold in both periods reflected decreases across all jewelry categories, which management attributed to the effects of COVID-19, and the resulting store closures across the region that began in mid-March 2020 and continued into June, with most stores in the region reopened in mid-June. The decrease in the average price per jewelry unit sold in both periods was primarily due to a change in sales mix, which management attributed to the strong growth in e-commerce sales, as well as a decline in sales of High jewelry within the Jewelry collections category.

Asia-Pacific. In the second quarter, total net sales were approximately unchanged from the prior year, which included comparable sales increasing $40.0 million, or 17%. Total sales results reflected strong retail sales growth in Mainland China and Korea largely offset by softness across other markets in the region, and a decline in wholesale

TIFFANY & CO.

travel retail sales, which management attributed to the effects of COVID-19. In the first half, total net sales decreased $149.1 million, or 24%, which included comparable sales decreasing $77.3 million, or 16%. Total sales results reflected strong retail sales growth in Mainland China and Korea, which was more than offset by softness across other markets in the region, which management attributed to the effects of COVID-19, and the resulting store closures across the region beginning with Mainland China in February and persisting for varying durations through early June, as well as a decline in wholesale travel retail sales. On a constant-exchange-rate basis, total net sales increased 2% in the second quarter and decreased 22% in the first half, while comparable sales increased 19% and decreased 13%, respectively, in those periods.

The decrease in the number of jewelry units sold in both periods reflected decreases across all jewelry categories, which management attributed to the effects of COVID-19, and the resulting store closures across the region beginning with Mainland China in February and persisting for varying durations through early June, as well as the decline in wholesale travel retail sales. The increase in the average price per jewelry unit sold in both periods was primarily due to a shift in sales mix to gold jewelry within the Jewelry collections category.

Japan. In the second quarter, total net sales decreased $44.2 million, or 28%, which included comparable sales decreasing $39.4 million, or 27%. In the first half, total net sales decreased $102.6 million, or 34%, which included comparable sales decreasing $95.0 million, or 34%. Management attributed the decreases in both periods to the effects of COVID-19, including the resulting store closures across the region, which primarily began in early April 2020 and continued through early June, and the decline in tourist traffic beginning early in the first quarter of 2020. On a constant-exchange-rate basis, total net sales decreased 29% and 35% in the second quarter and first half, respectively, while comparable sales decreased 28% and 35%, respectively, in those periods.

The decrease in the number of jewelry units sold in both periods reflected decreases across all jewelry categories, which management attributed to the effects of COVID-19, including the resulting store closures across the region, which primarily began in early April 2020 and continued through early June, and the decline in tourist traffic beginning early in the first quarter of 2020.

Europe. In the second quarter, total net sales decreased $32.5 million, or 28%, which included comparable sales decreasing $30.7 million, or 27%. In the first half, total net sales decreased $73.7 million, or 34%, which included comparable sales decreasing $72.8 million, or 34%. Sales decreased across the region, which management attributed to the effects of COVID-19, and the resulting store closures across the region, which began in mid-March 2020 and continued into June, with the vast majority of the stores in the region reopened by mid-June. On a constant-exchange-rate basis, total net sales decreased 27% and 32% in the second quarter and first half, respectively, while comparable sales decreased 26% and 33%, respectively, in those periods.

The decrease in the number of jewelry units sold in both periods reflected decreases across all jewelry categories, which management attributed to the effects of COVID-19, and the resulting store closures across the region, which began in mid-March 2020 and continued into June, with the vast majority of the stores in the region reopened by mid-June. The decrease in the average price per jewelry unit sold in both periods was primarily due to a change in sales mix, which management attributed to the strong growth in e-commerce sales, as well as a decline in sales of High jewelry within the Jewelry collections category.

Other. Other sales decreased $17.9 million, or 73%, in the second quarter and decreased $34.3 million, or 68%, in the first half due to decreases in sales within the Emerging Markets region and in wholesale sales of diamonds in both periods.

Store Data. In the first half of 2020, the Company opened one Company-operated store in Japan and closed three Company-operated stores in Asia-Pacific, one in the Americas and one in Europe.

TIFFANY & CO.

Gross Margin

	Second Quarter		First Half
(dollars in millions)	2020	2019	2020	2019
As reported:
Gross profit	$461.6	$657.7	$770.6	$1,276.9
Gross profit as a percentage of net sales	61.8%	62.7%	59.2%	62.2%
On a Non-GAAP basis*:
Gross profit	$462.1		$771.5
Gross profit as a percentage of net sales	61.8%		59.2%
* See "Non-GAAP Measures" above for additional information.
Gross margin (gross profit as a percentage of net sales) decreased 90 and 300 basis points in the second quarter and first half of 2020, respectively, largely due to (i) sales deleverage on fixed costs resulting from the effects of COVID-19 on net sales, (ii) certain overhead costs not capitalized in the periods resulting from certain manufacturing locations being closed or operating at reduced capacity during the second quarter and first half due to COVID-19 and (iii) an increase in inventory reserves, partially offset by (i) a change in sales mix to higher margin products and (ii) a decrease in the wholesale sales of diamonds. Additionally, the first half of 2020 included the impact of a $12.3 million charge that was recorded in the three months ended April 30, 2020 to fully reserve the asset related to an expected insurance recovery in respect of the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal (see "Item 1. Financial Statements – Note 12. Commitments and Contingencies").

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Financial Statements – Note 9. Hedging Instruments"). Management adjusted retail prices in the second quarter and first half of 2020 and 2019 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	Second Quarter		First Half
(dollars in millions)	2020	2019	2020	2019
As reported:
SG&A expenses	$401.9	$473.4	$816.3	$931.7
SG&A expenses as a percentage of net sales ("SG&A expense ratio")	53.8%	45.2%	62.7%	45.4%
On a Non-GAAP basis*:
SG&A expenses	$394.6		$780.7
SG&A expense ratio	52.8%		59.9%
* See "Non-GAAP Measures" above for additional information.

SG&A expenses decreased $71.5 million, or 15%, in the second quarter of 2020, which included $7.3 million in costs related to the pending Merger (see "Non-GAAP Measures" for further details), and decreased $115.4 million, or 12%, in the first half of 2020, which included $23.6 million in costs related to the pending Merger and a $12.0 million charitable contribution to The Tiffany & Co. Foundation (see "Non-GAAP Measures" for further details). These costs were more than offset by decreased marketing spending (although marketing expense as percentage of net

TIFFANY & CO.

sales in the first half of 2020 was approximately in line with the Company's historical percentage), decreased labor and incentive compensation costs and decreased store occupancy expenses in both periods. Excluding the pending Merger-related costs in both periods and the charitable contribution in the first half noted above, SG&A expenses decreased $78.8 million, or 17%, in the second quarter of 2020 and decreased $151.0 million, or 16%, in the first half of 2020 (see "Non-GAAP Measures"). SG&A expenses as a percentage of net sales increased significantly due to sales deleverage on operating expenses resulting from the effects of COVID-19 on net sales. Changes in foreign currency exchange rates did not have a meaningful effect on SG&A expenses in the second quarter and first half as compared with the prior year.

Earnings (Loss) from Operations

	Second Quarter		First Half
(in millions)	2020	2019	2020	2019
As reported:
Earnings (loss) from operations	$59.7	$184.3	$(45.7)	$345.2
Operating margin	8.0%	17.6%	(3.5)%	16.8%
On a Non-GAAP basis*:
Earnings (loss) from operations	$67.5		$(9.2)
Operating margin	9.0%		(0.7)%
* See "Non-GAAP Measures" above for additional information.

Earnings from operations of $59.7 million in the second quarter of 2020 compared with earnings from operations of $184.3 million in the prior year. Loss from operations of $45.7 million in the first half of 2020 compared with earnings from operations of $345.2 million in the prior year. Excluding the pending Merger-related costs in both periods of 2020 and the charitable contribution in the first half of 2020 described in "Non-GAAP Measures", Earnings from operations was $67.5 million in the second quarter of 2020 and Loss from operations was $9.2 million in the first half of 2020.

Results by segment are as follows:

(in millions)	Second Quarter 2020	% of Net Sales	Second Quarter 2019	% of Net Sales
Earnings (loss) from operations*:
Americas	$(4.7)	(1.9)%	$86.9	19.1%
Asia-Pacific	72.7	24.3	73.2	24.6
Japan	35.4	31.8	56.2	36.2
Europe	12.6	15.0	19.7	17.0
Other	(5.1)	(75.5)	0.2	1.0
	110.9		236.2
Unallocated corporate expenses	(43.4)	(5.8)	(51.9)	(5.0)
Other operating expenses	(7.8)		—
Earnings from operations	$59.7	8.0%	$184.3	17.6%

*	Percentages represent earnings (loss) from operations as a percentage of each segment's net sales.
On a segment basis, the earnings (loss) from operations to each segment's net sales in the second quarter of 2020 compared with 2019 was as follows:

•	Americas – The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin;

TIFFANY & CO.

•	Asia-Pacific – The ratio decreased due to a decrease in gross margin largely offset by sales leverage on operating expenses;

•	Japan – The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin; and

•	Europe – The ratio decreased primarily due to a decrease in gross margin.

(in millions)	First Half 2020	% of Net Sales	First Half 2019	% of Net Sales
(Loss) earnings from operations*:
Americas	$(45.9)	(9.7)%	$143.8	16.7%
Asia-Pacific	88.6	18.8	159.2	25.6
Japan	51.8	26.2	109.6	36.5
Europe	2.6	1.8	31.9	14.6
Other	(10.2)	(64.7)	1.5	3.0
	86.9		446.0
Unallocated corporate expenses	(96.1)	(7.4)	(100.8)	(4.9)
Other operating expenses	(36.5)		—
(Loss) earnings from operations	$(45.7)	(3.5)%	$345.2	16.8%

*	Percentages represent (loss) earnings from operations as a percentage of each segment's net sales.
On a segment basis, the (loss) earnings from operations to each segment's net sales in the first half of 2020 compared with 2019 was as follows:

•	Americas –The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin;

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

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses decreased $8.5 million, or 16%, in the second quarter of 2020 and $4.7 million, or 5%, in the first half of 2020 when compared to the prior year. The decrease in both the second quarter and first half was primarily due to a decrease in incentive compensation expense, with the first half decline partly offset by a $12.3 million charge that was recorded to fully reserve the asset related to an expected insurance recovery in respect of the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal (see "Item 1. Financial Statements – Note 12. Commitments and Contingencies").

The second quarter of 2020 amount included in other operating expenses in the table above represents $7.8 million for costs incurred related to the pending Merger (see "Item 1. Financial Statements - Note 2. Merger Agreement"). The first half of 2020 amounts included in other operating expenses in the table above represent (i)

TIFFANY & CO.

$24.5 million for costs incurred related to the pending Merger (see "Item 1. Financial Statements - Note 2. Merger Agreement") and (ii) $12.0 million of expense for a charitable contribution to The Tiffany & Co. Foundation.

Interest Expense and Financing Costs

Interest expense and financing costs were $11.1 million in the second quarter of 2020, compared with $9.8 million in the prior year. Interest expense and financing costs were $20.9 million in the first half of 2020, compared with $20.2 million the prior year.

Other Income, net

Other income, net was $0.8 million in the second quarter of 2020, compared with $0.9 million in the prior year. Other income, net was $26.2 million in the first half of 2020, compared with $1.9 million in the prior year. Other income, net in the first half of 2020 included the recognition of a gain of $31.4 million related to amounts received as compensation for the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia. See "Item 1. Financial Statements - Note 12. Commitments and Contingencies" for additional information.

Provision (Benefit) for Income Taxes

The effective income tax rate for the second quarter of 2020 was 35.4% versus 22.3% in the prior year. The effective income tax rate for the first half of 2020 was 19.0% versus 20.0% in the prior year. The increase in the effective income tax rate for the second quarter of 2020 was primarily due to the application of an updated estimated annual effective income tax rate, which is influenced by the jurisdictional mix of earnings taxed at the statutory tax rates applicable to each jurisdiction and an estimated increase in the Global Intangible Low-Taxed Income ("GILTI") tax, each of which reflect the impact of COVID-19 on the Company's results of operations. The effective income tax rate for first half of 2020 reflected the impact of certain discrete items recognized in the period. The Company's effective income tax rate could be negatively impacted to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates. The effective income tax rate for the first half of 2019 included the recognition of an income tax benefit of $7.5 million, or 230 basis points or $0.06 per diluted share, related to an increase in the estimated 2018 Foreign Derived Intangible Income ("FDII") benefit as a result of U.S. Treasury guidance issued during the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditure needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic priorities. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. In response to the COVID-19 outbreak, the Company has taken steps to further strengthen its financial position and balance sheet, and to maintain financial liquidity and flexibility, which included drawing down $500.0 million on its Credit Facility during the first quarter of 2020 as a precautionary measure in order to increase its cash position and maintain financial flexibility in light of the uncertainty in the global markets resulting from COVID-19. This drawdown was permitted under the Merger Agreement.

The Company monitors its covenant compliance carefully. The agreements governing certain of the Company's material debt instruments include covenants that incorporate a (i) debt incurrence test premised on a fixed charge coverage ratio, which is the ratio of the Company's EBIT (earnings before interest and taxes) plus rent expense to its interest expense plus rent expense, and (ii) leverage ratio, which is the ratio of the Company's total adjusted debt to its consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and rent expenses). Specifically, under the terms of the Company's Senior Notes due 2026 and 2042, the Company was, prior to the amendments described below, restricted from incurring, or permitting its subsidiaries to incur, indebtedness if, among other conditions, the Company's fixed charge coverage ratio was less than 2.0 to 1.0. Under the terms of the Credit Facility, the Guaranty in respect of the three-year, multi-bank revolving credit agreement entered into by the Company's wholly owned subsidiary, Tiffany & Co. (Shanghai) Commercial Company Limited (the "Shanghai Guaranty"), and the Company's Senior Notes due 2026 and 2042, the Company was, prior to the amendments

TIFFANY & CO.

described below, required to maintain a maximum leverage ratio of 3.50 to 1.00 for the four quarter period ending as of the end of each fiscal quarter.

As a precautionary measure in order to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom, the Company entered into amendments to its Credit Facility, the Shanghai Guaranty, and its Senior Notes due 2026 and 2042, in order to modify the leverage ratio financial maintenance covenant and, in the case of the Senior Notes due 2026 and 2042, the fixed charge coverage ratio test for debt incurrence, through and including the Company's fiscal quarter ending April 30, 2021. These amendments are permitted under the Merger Agreement.

These amendments were executed on June 8, 2020 and effect changes to certain provisions and covenants during the period beginning with the fiscal quarter ended July 31, 2020 and continuing through the fiscal quarter ending April 30, 2021 (such period of time, the "Covenant Relief Period"), including, among others: (a) an increase in the maximum leverage ratio under the Credit Facility, the Shanghai Guaranty, and the 2026 and 2042 Senior Notes, to 4.50 to 1.00; and (b) a reduction of the fixed charge coverage ratio in the 2026 and 2042 Senior Notes to 0.75 to 1.00.

During the Covenant Relief Period, the facility fee under the Credit Facility is increased by 5 basis points at all pricing levels, and the applicable margin is increased by (i) 10 basis points at all pricing levels through the quarter ended July 31, 2020, (ii) 20 basis points at all pricing levels from August 1, 2020 until November 1, 2020 and (iii) 30 basis points at all pricing levels from November 1, 2020 through April 30, 2021. The coupon rate under the 2026 and 2042 Senior Notes is increased by 25 basis points during the Covenant Relief Period. The Company has the right to terminate the Covenant Relief Period under the Credit Facility, Shanghai Guaranty and the 2026 and 2042 Senior Notes, including the attendant covenant and pricing modifications referenced above, prior to April 30, 2021, subject to the Company's certification that its leverage ratio does not exceed 3.50 to 1.00 at such time. Management believes that cash on hand, internally generated cash flows and the funds available under its revolving credit facilities are sufficient to support the Company's liquidity and capital requirements for the foreseeable future, including the next 12 months.

The following table summarizes cash flows from operating, investing and financing activities:

	First Half
(in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$(13.3)	$153.9
Investing activities	(108.6)	(101.9)
Financing activities	300.2	(203.1)
Effect of exchange rate changes on cash and cash equivalents	(9.3)	(0.5)
Net increase (decrease) in cash and cash equivalents	$169.0	$(151.6)

Operating Activities

The Company had net cash outflows from operating activities of $13.3 million in the first half of 2020 compared with net cash inflows from operating activities of $153.9 million in the first half of 2019. The change in operating cash flows was primarily due to the net loss of $32.7 million incurred in the first half of 2020, which management attributed to the effects of COVID-19, compared to net income of $261.5 million generated in the first half of 2019, partly offset by a decrease in cash outflows attributable to working capital. Additionally, the Company made a $30.0 million voluntary cash contribution to its U.S. pension plan in the first half of 2019.

Working Capital. Working capital (current assets less current liabilities) was $2.8 billion at July 31, 2020, compared with $2.9 billion at January 31, 2020 and $2.8 billion at July 31, 2019.

Accounts receivable, net at July 31, 2020 were 18% lower than at January 31, 2020 and July 31, 2019. The decrease in Accounts receivable, net at July 31, 2020 primarily reflected the decrease in sales in 2020 attributed to

TIFFANY & CO.

the effects of COVID-19. Currency translation did not have a significant effect on the change compared to January 31, 2020 or July 31, 2019.

Inventories, net at July 31, 2020 were 2% higher than at January 31, 2020 and 1% higher than at July 31, 2019, primarily due to increases in finished goods inventories compared to both periods. Currency translation did not have a significant effect on the change compared to January 31, 2020 or July 31, 2019.

Accounts payable and accrued liabilities at July 31, 2020 were 27% lower than at January 31, 2020 and 8% lower than at July 31, 2019. The decrease compared to January 31, 2020 included (i) declines in trade payables, (ii) a decrease in incentive compensation accruals and (iii) the recognition of a gain previously deferred related to amounts received as compensation for the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in that country (see "Item 1. Financial Statements - Note 12. Commitments and Contingencies" for additional information). The decrease compared to July 31, 2019 included (i) the recognition of the aforementioned gain and (ii) a decrease in incentive compensation accruals, partly offset by an increase in trade payables.

Investing Activities

The Company had net cash outflows from investing activities of $108.6 million in the first half of 2020 compared with $101.9 million in the first half of 2019. Year-over-year changes in cash flows from investing activities were primarily driven by an increase in capital expenditures.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from the sales of marketable securities and short-term investments of $22.3 million during the first half of 2020 compared with $20.0 million during the first half of 2019.

Financing Activities

The Company had net cash inflows from financing activities of $300.2 million in the first half of 2020, compared with net cash outflows of $203.1 million in the first half of 2019. Year-over-year changes in cash flows from financing activities were largely driven by changes in net borrowings and share repurchases.

Recent Borrowings. The Company had net proceeds from borrowings as follows:

	First Half
(in millions)	2020	2019
Short-term borrowings:
Proceeds from credit facility borrowings, net	$501.2	$11.5
Proceeds from other credit facility borrowings	23.5	48.9
Repayment of other credit facility borrowings	(76.6)	(34.9)
Net proceeds from total borrowings	$448.1	$25.5

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

Under all of the Company's credit facilities, at July 31, 2020, there were $591.3 million of borrowings outstanding, $2.1 million of letters of credit issued and $412.1 million available for borrowing. At July 31, 2019, there were $135.2 million of borrowings outstanding, $3.6 million of letters of credit issued and $849.2 million available for borrowing. The weighted-average interest rate for the amounts outstanding at July 31, 2020 and 2019 was 1.7% and 4.0%, respectively.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 46% at July 31, 2020, 31% at January 31, 2020 and 32% at July 31, 2019.

TIFFANY & CO.

At July 31, 2020, the Company was in compliance with all debt covenants.

Shares Repurchases. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. As of July 31, 2020, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company did not repurchase any shares of its Common Stock during the first half of 2020 pursuant to the 2018 Program, and does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the Merger or earlier termination of the Merger Agreement.

The Company's share repurchase activity was as follows:

	Second Quarter		First Half
(in millions, except per share amounts)	2020	2019	2020	2019
Cost of repurchases	$—	$60.0	$—	$85.4
Shares repurchased and retired	—	0.6	—	0.9
Average cost per share	$—	$93.82	$—	$93.80

Contractual Obligations

Since January 31, 2020, the Company's contractual obligations as they relate to short-term borrowings have changed as a result of the drawdown of $500.0 million under the Credit Facility described above under "Financing Activities". The Company's remaining contractual cash obligations and commercial commitments at July 31, 2020, and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods, have not changed significantly since January 31, 2020.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for future periods, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, each as amended. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the pending Merger (as defined under "Item 2. Management's Discussion and Analysis - Merger Agreement") and the anticipated benefits thereof. Forward-looking statements include, but are not limited to, statements that can be identified by the use of words such as 'expects,' 'projects,' 'anticipates,' 'assumes,' 'forecasts,' 'plans,' 'believes,' 'intends,' 'estimates,' 'pursues,' 'scheduled,' 'continues,' 'outlook,' 'may,' 'will,' 'can,' 'should' and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements the Company makes regarding its plans, assumptions, expectations, beliefs and objectives with respect to the pending Merger; the Company's assumptions, expectations and beliefs with respect to COVID-19, including the continuing impact thereof on the Company's business, revenues, cash flows and results of operations; store openings and closings; store productivity; the renovation of the Company's New York Flagship store, including the timing and cost thereof, and the temporary relocation of its retail operations to 6 East 57th Street;

TIFFANY & CO.

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

These forward-looking statements are not guarantees of future results and are based upon the current views, assumptions and plans of management, and speak only as of the date on which they are made and are subject to a number of factors, risks and uncertainties, many of which are outside of the Company's control. You should not place undue reliance on such statements. Actual results could therefore differ materially from the planned, assumed or expected results expressed in, or implied by, these forward-looking statements. While the Company cannot predict all of the factors that could form the basis of such differences, key factors, risks and uncertainties include, but are not limited to: the COVID-19 pandemic, including the duration and scope thereof, the availability of a vaccine or cure that mitigates the effect of the virus, the potential for additional waves of outbreaks and changes in financial, business, travel and tourism, consumer discretionary spending and other general consumer behaviors, political, public health and other conditions, circumstances, requirements and practices resulting therefrom; global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends; protest activity in the U.S.; regional instability; violence (including terrorist activities); political activities or events (including the potential for rapid and unexpected changes in government, economic and political policies, the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade, including as a result of changes in diplomatic and trade relations or agreements with other countries); weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as the Company's ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company's third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors and suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in the Company's competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; changes in the cost and timing estimates associated with the renovation of the Company's New York Flagship store; delays caused by third parties involved in the aforementioned renovation; any casualty, damage or destruction to the Company's New York Flagship store or 6 East 57th Street location; the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above; conditions to the completion of the pending Merger may not be satisfied or the regulatory approvals required for the pending Merger may not be obtained, in each case, on the terms expected or on the anticipated schedule; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined under "Item 2. Management's Discussion and Analysis – Merger Agreement") or affect the ability of the parties to recognize the benefits of the pending Merger; the effect of the announcement or pendency of the Merger on the Company's business relationships, operating results and business generally; risks that the pending Merger disrupts the Company's current plans and operations and potential difficulties in the Company's employee retention as a result of the pending Merger; potential litigation that may be instituted against the Company or its directors or officers related to the pending Merger or the Merger Agreement and any adverse outcome of any such litigation; the amount of the costs, fees, expenses and other charges related to the pending Merger, including in the event of any unexpected delays; other risks to consummation of the pending Merger, including the risk that the pending Merger will not be consummated within the expected time period, or at all, which may affect the Company's business and the price of its common stock; and any adverse effects on the Company by other general industry, economic, business and/or competitive factors. Consequences of material differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks. Developments relating to these and other

TIFFANY & CO.

factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives and priorities. Such consequences and changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

Additional information about potential risks and uncertainties that could affect the Company's business and financial results is included under "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1A. Risk Factors" in this quarterly report on Form 10-Q, the definitive proxy statement on Schedule 14A that the Company filed on January 6, 2020, and in the Company's other filings made with the SEC from time to time, which are available via the SEC's website at www.sec.gov. Readers of this Quarterly Report on Form 10-Q should consider the risks, uncertainties and factors outlined above and in the aforementioned Form 10-K and in this Form 10-Q in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by applicable law or regulation.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of July 31, 2020 is 12 months.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of July 31, 2020, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in millions)	(in millions)
July 2016	October 2024	¥10,620.0	$100.0
March 2017	April 2027	¥11,000.0	$96.1
May 2017	April 2027	¥5,634.5	$50.0
August 2019	August 2026	€21.1	$23.6

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal forward contracts as of July 31, 2020 is 18 months.

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

During the second quarter of 2020, the Registrant implemented new sales audit, order management and inventory management systems for its United States retail and warehouse operations as part of its multi-year effort to upgrade and/or replace certain of its information systems. The implementation resulted in certain changes to the Registrant's processes and procedures related to sales audit, order management and inventory management, that have required the Registrant to effect certain modifications to its internal control over financial reporting. These changes to the Registrant's processes and procedures have been and will continue to be subjected to the Registrant's processes for evaluating the design and operating effectiveness of internal control over financial reporting. Other than the system implementation noted above, the Registrant's principal executive officer and principal financial officer have determined that there have been no other changes in the Registrant's internal control over financial reporting during the most recently completed fiscal quarter covered by this report identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Costco Matter. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "District Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final at that time, as it remained subject to post-verdict motion practice and ultimately to adjustment by the District Court. On August 14, 2017, the District Court issued its ruling, finding that the Tiffany plaintiffs were entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount was three times the amount of such profits, as determined by the District Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the District Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the District Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. Costco had filed an appeal from the judgment before the Second Circuit Court of Appeals (the "Circuit Court"), which presided over an appellate hearing on January 23, 2020. The Circuit Court issued its ruling on August 17, 2020, finding that the District Court should have allowed the question of Costco’s liability for trademark infringement and trademark counterfeiting to be presented to a jury in the first instance, rather than decided by the District Court judge. The Circuit Court accordingly vacated the judgment of the District Court and remanded the matter for trial by jury on the issues of trademark infringement, trademark counterfeiting and punitive damages. As the judgment originally awarded by the District Court to the Tiffany plaintiffs has been vacated, the Company has not recorded any amount in its consolidated financial statements related to this matter as of July 31, 2020. The Company intends to continue to litigate this matter on remand to the District Court and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2022.

TIFFANY & CO.

Item 1A. Risk Factors

The following risk factor should be read in conjunction with the Registrant's risk factors discussed under "Item 1A. Risk Factors" in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 ("10-K Annual Report") and the Registrant's Quarterly Report on Form 10-Q for the three months ended April 30, 2020 ("First Quarter 10-Q Quarterly Report"), which could materially affect its business, financial condition and results of operations. Except as presented below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Registrant's 10-K Annual Report and in Part II, Item 1A in the Registrant's First Quarter 10-Q Quarterly Report.

(i) The COVID-19 outbreak and resulting adverse economic conditions have had a significant effect on the Company's sales results in the three and six months ended July 31, 2020, and are expected to continue to have a significant negative impact on the Company's business, revenues, cash flows and results of operations for its fiscal year ending January 31, 2021.

The Company's global operations expose it to risks associated with the COVID-19 outbreak, which has had, and is expected to continue to have, a significant negative impact on the Company, including as a result of impacts associated with preventative and protective actions that the Company, other businesses and governments are taking in response to COVID-19. These actions have led to significant restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and may continue or reinstate those measures or implement other restrictions and requirements in light of the continuing or renewed spread of COVID-19 and concern of additional waves of outbreaks. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposable income due to elevated unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy. These factors, among others, have resulted in a significant decline in customer traffic, consumer confidence and local and tourist spending on discretionary items around the world.

The Company expects that these evolving restrictions and requirements will continue to have a significant negative effect on its business. Risks associated with COVID-19 include, but are not limited to, the following:

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

•
Social distancing measures and general consumer behaviors due to COVID-19 may continue to impact store traffic, which may have a continuing or further negative impact on the Company's business. The Company could also be negatively impacted by the resumption of protests in the U.S., which impacted the Company's operations in the early part of the second quarter of 2020. Declines in traffic beyond the Company's current expectations could result in additional impairment charges if expected future cash flows of the related asset group do not exceed the carrying value. In addition, any belief by the Company's customers or employees that they have contracted COVID-19 in one of its stores, or that the Company has not taken appropriate precautionary measures to prevent the spread of the virus therein, could result in reputational damage and costly and time-consuming legal disputes. See "Part I - Financial Information. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Novel Coronavirus" for additional information.

•
The Company faces increased operational challenges as it continues to take measures to support and protect employee health and safety, including through office closures and the implementation of work from home policies. For example, remote working arrangements heighten the Company's risks associated with its information systems, including the risk of a cybersecurity incident and telecommunication failures, both for information systems that the Company controls directly and for those that its employees and third-party

TIFFANY & CO.

vendors rely on to work remotely. These risks are heightened due to COVID-19 as cybercriminals attempt to profit from the disruptions caused by the uncertain environment. Any failure to prevent or mitigate the aforementioned risks can have an adverse effect on the Company's business and damage its reputation.

•
The COVID-19 outbreak has also impacted, and is expected to continue to impact, the operation of the Company's manufacturing and servicing facilities and distribution centers, as well as those of its third party vendors, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of raw materials or components. COVID-19 may also impact third-party distribution and logistics providers' ability to operate or increase their operating costs. These supply chain effects may negatively affect the Company's ability to meet consumer demand and may increase the Company's costs of production and distribution.

•
As described above under "Part I - Financial Information. Item 1. Financial Statements - Note 8. Debt", the Company has also taken steps to further strengthen its financial position and balance sheet, and to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. However, if economic conditions caused by COVID-19 worsen and the Company's revenues and operating cash flows do not recover as quickly as currently estimated by management, this could impact the Company's ability to maintain compliance with its amended financial covenants and require the Company to seek additional amendments to its debt instruments. If the Company is not able to obtain such necessary additional amendments, this could lead to restrictions on the Company's ability to borrow and/or, if sufficient borrowings are not repaid, could also lead to an event of default. If not cured timely, creditors could require the Company to repay its outstanding debt if an event of default occurred. The continued disruption of global financial markets due to COVID-19 could also negatively impact the Company's ability to access the debt or capital markets for any replacement or additional indebtedness, if such indebtedness was necessary to support the Company's liquidity needs in the future.

•
While the Company is making significant efforts to review and carefully manage its operating expenses, including, but not limited to, negotiations with landlords for rent concessions, the Company may not be successful in these endeavors and may be subject to continued expenses.

Any of the impacts discussed above could have a significant negative impact on the Company's business, revenues, cash flows and results of operations. To the extent that COVID-19 continues to negatively impact the Company's business, revenues, cash flows or results of operations, it may also heighten other risks described in the "Risk Factors" section in the 10-K Annual Report.

The extent to which the COVID-19 outbreak will continue to impact the Company's business operations, cash flows, and results of operations will depend on numerous factors that the Company may not be able to accurately predict or assess due to their dynamic and evolving nature, including the duration and scope of the COVID-19 outbreak (including whether there are additional waves caused by additional periods of increases or spikes in the number of COVID-19 cases); the possibility of future mutations or outbreaks of related strains of the virus in areas in which we operate; whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready to be used; the extent of the protective and preventative measures that have been or will be put in place by both governmental entities and other businesses; whether the virus's impact will be seasonal; the extent of the negative impact the outbreak has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending and levels of consumer confidence; and how quickly economies recover after the COVID-19 outbreak subsides. Accordingly, management cannot predict with certainty for how long and to what extent the COVID-19 outbreak will impact its business, revenues, cash flows and results of operations or the global economy as a whole; however, such impact could be significantly negative.

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

101
The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2020, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2020	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.