Form 10-Q
period 2020-10-31
TIFFANY & CO
filed 2020-11-24
CIK 98246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $0.01 par value, 121,411,166 shares outstanding at the close of business on October 31, 2020.

TIFFANY & CO. AND SUBSIDIARIES
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED October 31, 2020

PART I. Financial Information
Item 1. Financial Statements
TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in millions, except per share amounts)

	October 31, 2020	January 31, 2020	October 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,145.7	$874.7	$489.6
Short-term investments	—	22.7	40.0
Accounts receivable, net	200.3	240.0	218.0
Inventories, net	2,485.1	2,463.9	2,577.0
Prepaid expenses and other current assets	318.8	274.2	276.2
Total current assets	4,149.9	3,875.5	3,600.8
Operating lease right-of-use assets	1,108.1	1,102.7	1,065.5
Property, plant and equipment, net	1,112.2	1,098.8	1,043.5
Deferred income taxes	228.6	225.2	217.7
Other assets, net	336.5	357.9	331.5
	$6,935.3	$6,660.1	$6,259.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$543.1	$147.9	$89.9
Accounts payable and accrued liabilities	439.8	541.5	491.9
Current portion of operating lease liabilities	225.4	202.8	211.2
Income taxes payable	22.7	16.4	21.8
Merchandise credits and deferred revenue	68.8	61.8	62.4
Total current liabilities	1,299.8	970.4	877.2
Long-term debt	888.0	884.1	883.8
Pension/postretirement benefit obligations	381.3	374.5	289.8
Long-term portion of operating lease liabilities	996.4	1,008.4	966.7
Other long-term liabilities	91.1	87.3	99.0
Commitments and contingencies
Stockholders' equity:
Preferred Stock, $0.01 par value; authorized 2.0 shares, none issued and outstanding	—	—	—
Common Stock, $0.01 par value; authorized 240.0 shares, issued and outstanding 121.4, 121.2, 119.9	1.2	1.2	1.2
Additional paid-in capital	1,408.5	1,387.3	1,275.0
Retained earnings	2,078.6	2,207.6	2,076.7
Accumulated other comprehensive loss, net of tax	(221.1)	(273.2)	(223.0)
Total Tiffany & Co. stockholders' equity	3,267.2	3,322.9	3,129.9
Non-controlling interests	11.5	12.5	12.6
Total stockholders' equity	3,278.7	3,335.4	3,142.5
	$6,935.3	$6,660.1	$6,259.0
See notes to condensed consolidated financial statements.
TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net sales	$1,008.2	$1,014.6	$2,310.8	$3,066.1
Cost of sales	364.7	388.9	896.7	1,163.4
Gross profit	643.5	625.7	1,414.1	1,902.7
Selling, general and administrative expenses	478.5	507.2	1,294.9	1,439.1
Earnings from operations	165.0	118.5	119.2	463.6
Interest expense and financing costs	10.7	9.2	31.6	29.4
Other expense (income), net	5.7	4.2	(20.6)	2.2
Earnings from operations before income taxes	148.6	105.1	108.2	432.0
Provision for income taxes	29.6	26.7	21.9	92.1
Net earnings	$119.0	$78.4	$86.3	$339.9
Net earnings per share:
Basic	$0.98	$0.65	$0.71	$2.81
Diluted	$0.98	$0.65	$0.71	$2.80
Weighted-average number of common shares:
Basic	121.4	120.3	121.3	121.0
Diluted	121.7	120.6	121.7	121.3

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
(in millions)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net earnings	$119.0	$78.4	$86.3	$339.9
Other comprehensive earnings, net of tax
Foreign currency translation adjustments	7.3	3.1	28.2	(23.8)
Unrealized (loss) gain on hedging instruments	(0.4)	8.9	11.3	25.3
Unrealized gain on benefit plans	4.2	2.0	12.6	6.3
Total other comprehensive earnings, net of tax	11.1	14.0	52.1	7.8
Comprehensive earnings	$130.1	$92.4	$138.4	$347.7

See notes to condensed consolidated financial statements.

TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Three Months Ended October 31, 2020
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at July 31, 2020	$3,207.7	$2,030.7	$(232.2)	121.4	$1.2	$1,396.1	$11.9
Exercise of stock options and vesting of restricted stock units	3.0	—	—	—	—	3.0	—
Shares withheld related to net share settlement of share-based compensation	(0.3)	—	—	—	—	(0.3)	—
Share-based compensation expense	9.6	—	—	—	—	9.6	—
Cash dividends on Common Stock ($0.58 per share)	(70.4)	(70.4)	—	—	—	—	—
Accrued dividends on share-based awards	(0.6)	(0.7)	—	—	—	0.1	—
Other comprehensive earnings, net of tax	11.1	—	11.1	—	—	—	—
Net earnings	119.0	119.0	—	—	—	—	—
Non-controlling interests	(0.4)	—	—	—	—	—	(0.4)
Balance at October 31, 2020	$3,278.7	$2,078.6	$(221.1)	121.4	$1.2	$1,408.5	$11.5

	Three Months Ended October 31, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at July 31, 2019	$3,193.1	$2,139.4	$(237.0)	120.8	$1.2	$1,276.5	$13.0
Exercise of stock options and vesting of restricted stock units	1.7	—	—	—	—	1.7	—
Shares withheld related to net share settlement of share-based compensation	(0.5)	—	—	—	—	(0.5)	—
Share-based compensation expense	4.8	—	—	—	—	4.8	—
Purchase and retirement of Common Stock	(78.0)	(70.4)	—	(0.9)	—	(7.6)	—
Cash dividends on Common Stock ($0.58 per share)	(69.7)	(69.7)	—	—	—	—	—
Accrued dividends on share-based awards	(0.9)	(1.0)	—	—	—	0.1	—
Other comprehensive earnings, net of tax	14.0	—	14.0	—	—	—	—
Net earnings	78.4	78.4	—	—	—	—	—
Non-controlling interests	(0.4)	—	—	—	—	—	(0.4)
Balance at October 31, 2019	$3,142.5	$2,076.7	$(223.0)	119.9	$1.2	$1,275.0	$12.6

TIFFANY & CO.

	Nine Months Ended October 31, 2020
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2020	$3,335.4	$2,207.6	$(273.2)	121.2	$1.2	$1,387.3	$12.5
Exercise of stock options and vesting of restricted stock units	7.0	—	—	0.3	—	7.0	—
Shares withheld related to net share settlement of share-based compensation	(10.6)	—	—	(0.1)	—	(10.6)	—
Share-based compensation expense	23.6	—	—	—	—	23.6	—
Cash dividends on Common Stock ($1.74 per share)	(211.1)	(211.1)	—	—	—	—	—
Accrued dividends on share-based awards	(0.5)	(1.7)	—	—	—	1.2	—
Other comprehensive earnings, net of tax	52.1	—	52.1	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	(2.5)	(2.5)	—	—	—	—	—
Net earnings	86.3	86.3	—	—	—	—	—
Non-controlling interests	(1.0)	—	—	—	—	—	(1.0)
Balance at October 31, 2020	$3,278.7	$2,078.6	$(221.1)	121.4	$1.2	$1,408.5	$11.5

	Nine Months Ended October 31, 2019
	Total Stockholders' Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock		Additional Paid-In Capital	Non- Controlling Interests
				Shares	Amount
Balance at January 31, 2019	$3,130.9	$2,045.6	$(204.8)	121.5	$1.2	$1,275.4	$13.5
Exercise of stock options and vesting of restricted stock units	4.3	—	—	0.3	—	4.3	—
Shares withheld related to net share settlement of share-based compensation	(9.6)	—	—	(0.1)	—	(9.6)	—
Share-based compensation expense	20.0	—	—	—	—	20.0	—
Purchase and retirement of Common Stock	(163.4)	(148.0)	—	(1.8)	—	(15.4)	—
Cash dividends on Common Stock ($1.71 per share)	(206.7)	(206.7)	—	—	—	—	—
Accrued dividends on share-based awards	(1.6)	(1.9)	—	—	—	0.3	—
Other comprehensive earnings, net of tax	7.8	—	7.8	—	—	—	—
Cumulative effect adjustment from adoption of new accounting standards	21.8	47.8	(26.0)	—	—	—	—
Net earnings	339.9	339.9	—	—	—	—	—
Non-controlling interests	(0.9)	—	—	—	—	—	(0.9)
Balance at October 31, 2019	$3,142.5	$2,076.7	$(223.0)	119.9	$1.2	$1,275.0	$12.6

See notes to condensed consolidated financial statements.
TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$86.3	$339.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	203.5	189.9
Provision for inventories	25.0	17.2
Deferred income taxes	(2.0)	(19.4)
Provision for pension/postretirement benefits	28.5	22.0
Share-based compensation expense	23.5	19.9
Changes in assets and liabilities:
Accounts receivable	41.8	25.3
Inventories	(19.7)	(186.6)
Prepaid expenses and other current assets	21.2	(31.6)
Accounts payable and accrued liabilities	(102.7)	(21.0)
Income taxes payable	(28.3)	(45.0)
Merchandise credits and deferred revenue	6.6	(6.8)
Other, net	0.8	(40.1)
Net cash provided by operating activities	284.5	263.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(0.2)	(39.9)
Proceeds from sales of marketable securities and short-term investments	22.4	59.8
Capital expenditures	(211.6)	(194.0)
Other, net	1.2	—
Net cash used in investing activities	(188.2)	(174.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility borrowings, net	505.1	10.4
Proceeds from other credit facility borrowings	28.7	55.3
Repayment of other credit facility borrowings	(133.1)	(83.5)
Repurchase of Common Stock	—	(163.4)
Proceeds from exercised stock options	7.0	4.3
Payments related to tax withholding for share-based payment arrangements	(10.6)	(9.3)
Cash dividends on Common Stock	(211.1)	(206.7)
Financing fees	(0.9)	—
Net cash provided by (used in) financing activities	185.1	(392.9)
Effect of exchange rate changes on cash and cash equivalents	(10.4)	0.3
Net increase (decrease) in cash and cash equivalents	271.0	(303.0)
Cash and cash equivalents at beginning of year	874.7	792.6
Cash and cash equivalents at end of nine months	$1,145.7	$489.6
See notes to condensed consolidated financial statements.
TIFFANY & CO.

TIFFANY & CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements include the accounts of Tiffany & Co. (also referred to as the "Registrant") and its subsidiaries (the "Company") in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participating rights or, in the case of variable interest entities ("VIEs"), if the Company has the power to significantly direct the activities of a VIE, as well as the obligation to absorb significant losses of or the right to receive significant benefits from the VIE. Intercompany accounts, transactions and profits have been eliminated in consolidation. The interim financial statements are unaudited and, in the opinion of management, include all adjustments (which represent normal recurring adjustments) necessary to fairly state the Company's financial position as of October 31, 2020 and 2019 and the results of its operations and cash flows for the interim periods presented. The condensed consolidated balance sheet data for January 31, 2020 are derived from the audited financial statements, which are included in the Company's Annual Report on Form 10-K and should be read in connection with these financial statements. As permitted by the rules of the Securities and Exchange Commission, these financial statements do not include all disclosures required by generally accepted accounting principles.

The Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Therefore, the results of its operations for the three and nine months ended October 31, 2020 and 2019 are not necessarily indicative of the results of the entire fiscal year.

An outbreak of a novel strain of the coronavirus, COVID-19, was identified in China in December 2019 and was subsequently recognized as a pandemic by the World Health Organization in March 2020. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In response to COVID-19, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego time outside of their homes. In addition to travel restrictions put in place in early 2020 in response to COVID-19, governments have closed borders, imposed prolonged quarantines and have continued or reinstated those measures or implemented other restrictions and requirements in light of the continuing or renewed spread of COVID-19 and concern of additional waves of outbreaks and may continue to take these and other actions in the future. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposable income due to elevated unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy. These factors, among others, have resulted in a significant decline in customer traffic, consumer confidence and local and tourist spending on discretionary items around the world.

As a result of the COVID-19 outbreak, a substantial number of the Company's retail stores was closed for some portion of time in the nine months ended October 31, 2020. Company retail store closures peaked at approximately 75% to 80% of the Company's retail stores worldwide during the month of April. However, the Company gradually reopened many of its stores throughout the three months ended July 31, 2020, in accordance with applicable guidelines established by local governments. As of October 31, 2020, substantially all of the Company's retail stores worldwide were fully or partially open, in accordance with such guidelines. The Company's e-commerce sales in the three and nine months ended October 31, 2020 increased 92% and 81%, respectively, worldwide, and represented 12% of the Company’s total net sales in the nine months ended October 31, 2020, versus the 6% that global e-commerce sales represented in each of the Company’s last three full fiscal years.

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
TIFFANY & CO.

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

The extent to which the COVID-19 outbreak will continue to impact the Company's business operations, financial results, and liquidity will depend on numerous factors that the Company may not be able to
TIFFANY & CO.

accurately predict or assess due to their dynamic and evolving nature, including the duration and scope of the COVID-19 outbreak (including additional waves caused by additional periods of increases or spikes in the number of COVID-19 cases); the possibility of future mutations or outbreaks of related strains of the virus in areas in which the Company operates; whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready for public use; the extent of the protective and preventative measures that have been or will be put in place by both governmental entities and other businesses; whether the virus's impact will be seasonal; the negative impact the outbreak has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending and levels of consumer confidence; and how quickly economies recover after the COVID-19 outbreak subsides. Accordingly, management cannot predict with certainty for how long and to what extent the COVID-19 outbreak will impact its business operations or the global economy as a whole. The Company will continue to take steps to mitigate the potential risks posed by the spread and related circumstances and impacts of COVID-19. The Company's management also remains focused on addressing these recent challenges presented by COVID-19 by preserving the Company's liquidity and managing its cash flows with preemptive actions such as those described above.

2.    MERGER AGREEMENT

On October 28, 2020, the Registrant entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among the Registrant, LVMH Moët Hennessy - Louis Vuitton SE, a societas Europaea (European company) organized under the laws of France ("Parent"), Breakfast Holdings Acquisition Corp., a Delaware corporation and an indirect wholly owned subsidiary of Parent ("Holding"), and Breakfast Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of Holding ("Merger Sub"). The Merger Agreement amends and restates the Agreement and Plan of Merger, dated as of November 24, 2019 (the "Original Merger Agreement"), by and among the Registrant, Parent, Holding and Merger Sub, in its entirety, on the terms and subject to the conditions set forth therein. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Registrant (the "Merger"), with the Registrant continuing as the surviving company in the Merger and a wholly owned indirect subsidiary of Parent.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of common stock, $0.01 par value, of the Registrant ("Common Stock") issued and outstanding immediately prior to the Effective Time (other than shares of Common Stock owned by the Registrant, Parent or any of their respective wholly owned subsidiaries, and shares of Common Stock owned by stockholders of the Registrant who have properly demanded and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive $131.50 in cash, without interest and less any required tax withholding.

The consummation of the pending Merger, which cannot take place prior to January 7, 2021, is subject to various conditions, including, among others, customary conditions relating to (i) the adoption of the Merger Agreement by holders of a majority of the outstanding shares of the Registrant's Common Stock entitled to vote on such matter (the "Stockholders Approval") at the meeting of stockholders of the Registrant (the "Stockholders Meeting") held to vote on the adoption of the Merger Agreement (or any postponement or adjournment thereof), (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, and all rules and regulations promulgated thereunder, collectively, the "HSR Act") and (iii) the maintenance or receipt of certain non-U.S. regulatory clearances or waivers, it being understood among the parties that the existing regulatory clearances and waivers obtained for the Merger pursuant to the Original Merger Agreement will be deemed to satisfy the condition to the extent still in effect at the time the Merger is consummated. All regulatory authorizations, consents, orders, approvals or waivers required for the Merger under the Merger Agreement have been obtained. Pursuant to the Original Merger Agreement, as previously announced: on January 3, 2020, Parent and the Registrant filed notification of the pending Merger with the Federal Trade Commission and the United States Department of Justice under the HSR Act; on February 3, 2020, the waiting period under the HSR Act in connection with the pending Merger expired; on March 26, 2020, the Committee on Foreign Investment in the United States cleared the pending Merger, informing the Registrant that its review of the pending Merger had concluded and it determined that there are no unresolved national security concerns with respect to the pending Merger; on March 30, 2020, the Australian Competition and Consumer Commission issued a no-action letter clearing the transaction; on April 7, 2020, the parties received a no-action letter from the Canadian Competition Bureau indicating that it does not intend to challenge the pending Merger and thereby clearing the pending Merger; on June 4, 2020, the Federal Antimonopoly
TIFFANY & CO.

Service of Russia formally cleared the pending Merger; on June 12, 2020, the Korea Fair Trade Commission of South Korea formally cleared the pending Merger; on July 3, 2020, the Australian Foreign Investment Review Board issued a notification indicating that it has no objection to the pending Merger; on July 25, 2020, the State Administration for Market Regulation of China decided that it will not prohibit the pending Merger; on September 10, 2020, the Japan Fair Trade Commission and the Mexican competition authority (Comisión Federal de Competencia Económica) granted clearance of the pending Merger; on September 29, 2020, the Taiwan Fair Trade Commission determined to waive its jurisdiction over the Merger, effectively granting clearance of the pending Merger; and on October 26, 2020, the European Commission granted clearance of the pending Merger. Pursuant to the Merger Agreement, the parties must use their respective reasonable best efforts to consummate and make effective the Merger, and may prepare and file necessary notices and other filings for the foregoing jurisdictions in accordance with the Merger Agreement.

The obligation of each party to consummate the pending Merger is also conditioned on the accuracy of certain of the other party's representations and warranties (in the case of the Registrant's representations and warranties, with such representations and warranties being limited to only select fundamental representations and warranties relating to the Registrant's organization, good standing and qualification, capital structure (except for de minimis inaccuracies), corporate authority and approval, actions taken to render inapplicable takeover statutes, absence of rights plans, absence of undisclosed broker's or finder's fees and receipt of financial advisor opinions) and the other party's compliance, in all material respects, with certain covenants and agreements under the Merger Agreement. The Merger Agreement also contains other customary representations, warranties and covenants of the Registrant, Parent, Holding and Merger Sub, including covenants made by the Registrant regarding the operation of the business of the Registrant and its subsidiaries prior to the Effective Time.

The Merger Agreement provides for certain termination rights of the Registrant and Parent, including the right of either party to terminate the Merger Agreement if the Merger is not completed on or before June 30, 2021 (the "Outside Date"), provided that the Outside Date will be automatically extended to December 31, 2021, if all conditions are satisfied other than the receipt of the regulatory approvals. The Registrant may terminate the Merger Agreement, in certain circumstances, including, prior to obtaining the Stockholders Approval at the Stockholders Meeting, to enter into an acquisition agreement with respect to a superior proposal on the terms set forth in the Merger Agreement. The Merger Agreement also provides that the Registrant will be required to pay Parent a termination fee of $575.0 million in certain circumstances, including if the Registrant terminates the Merger Agreement to enter into an acquisition agreement with respect to a superior proposal.

Additional information about the Merger Agreement is set forth in the Registrant's Preliminary Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the "SEC") on November 16, 2020.

During the three and nine months ended October 31, 2020, the Company incurred expenses of $18.4 million and $43.0 million, respectively, related to the pending Merger for incentive compensation costs and professional fees.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which results in more timely
TIFFANY & CO.

recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The Company adopted this ASU on February 1, 2020 by applying its provisions prospectively and recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of February 1, 2020. The adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.

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

For the receivables associated with Tiffany & Co. credit cards ("Credit Card Receivables"), management uses various indicators to determine whether to extend credit to customers and the amount of credit. Such indicators include reviewing prior experience with the customer, including sales and collection history, and using applicants' credit reports and scores provided by credit rating agencies. Certain customers may be granted payment terms which permit purchases above a minimum amount to be paid for in equal monthly installments over a period not to exceed 12 months (together with Credit Card Receivables, "Credit Receivables"). Credit Receivables require minimum balance payments. An account is classified as overdue if a minimum balance payment has not been received within the allotted time frame (generally 30 days), after which internal collection efforts commence. In order for the account to return to current status, full payment on all past due amounts must be received by the Company. For all Credit Receivables, once all internal collection efforts have been exhausted and management has reviewed the account, the account balance is written off and may be sent for external collection or legal action. At October 31, 2020 and 2019, the carrying amount of the Credit Receivables (recorded in Accounts receivable, net) was $67.0 million and $95.6 million, respectively, of which 96% was considered current at October 31, 2020 and 97% was considered current at October 31, 2019. Finance charges earned on Credit Receivables accounts were not significant.

At October 31, 2020, accounts receivable allowances totaled $46.7 million, compared to $33.0 million at January 31, 2020 and $33.4 million at October 31, 2019.

TIFFANY & CO.

Revenue Recognition. The following table disaggregates the Company's net sales by major source:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Net sales:
Jewelry collections	$577.4	$541.8	$1,302.9	$1,644.7
Engagement jewelry	260.3	276.8	603.4	833.6
Designer jewelry	105.8	112.0	258.5	337.8
All other	64.7	84.0	146.0	250.0
	$1,008.2	$1,014.6	$2,310.8	$3,066.1

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
TIFFANY & CO.

using historical experience to estimate amounts that will ultimately not be redeemed. The Company recognizes such breakage income in proportion to redemption rates of the overall population of gift cards and merchandise credits.

In the nine months ended October 31, 2020, the Company recognized net sales of approximately $19.0 million related to the Merchandise credits and deferred revenue balance that existed at January 31, 2020.

5.    INVENTORIES

(in millions)	October 31, 2020	January 31, 2020	October 31, 2019
Finished goods	$1,585.1	$1,532.5	$1,543.9
Raw materials	794.5	776.8	886.5
Work-in-process	105.5	154.6	146.6
Inventories, net	$2,485.1	$2,463.9	$2,577.0

6.    INCOME TAXES

The effective income tax rate for the three months ended October 31, 2020 was 19.9% versus 25.4% in the prior year. The effective income tax rate for the nine months ended October 31, 2020 was 20.3% versus 21.3% in the prior year. The effective income tax rate for the three months and nine months ended October 31, 2020 was impacted by the reversal of previously established reserves for uncertain tax positions resulting from the favorable conclusion of a tax examination and the expiration of certain statutes of limitations, the impact of non-deductible transaction-related expenses, as well as the application of an updated estimated annual effective income tax rate, which is influenced by the jurisdictional mix of earnings taxed at the statutory tax rates applicable to each jurisdiction. The Company's effective income tax rate could be negatively impacted to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates. The effective income tax rate for the three and nine months ended October 31, 2019 was increased by an income tax expense of $5.8 million, or 550 basis points and 130 basis points, respectively, due to a reduction in the estimated Foreign Derived Intangible Income ("FDII") benefit for fiscal 2019. The effective income tax rate for the nine months ended October 31, 2019 included the recognition of an income tax benefit of $7.5 million, or 170 basis points, related to an increase in the estimated fiscal 2018 FDII benefit as a result of U.S. Treasury guidance issued during the three months ended April 30, 2019.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. The Company has analyzed the provisions of the CARES Act, which provide for the full expensing of qualified leasehold improvements, modifications to charitable contribution and net operating loss limitations, modifications to the deductibility of business interest expense, as well as Alternative Minimum Tax ("AMT") credit acceleration. The enactment of this legislation did not have a significant impact on the effective income tax rate in the nine months ended October 31, 2020.

During the three and nine months ended October 31, 2020, the change in the gross amount of unrecognized tax benefits and accrued interest and penalties was not significant.

The Company conducts business globally and, as a result, is subject to taxation in the U.S. and various state and foreign jurisdictions. As a matter of course, tax authorities regularly audit the Company. The Company's tax filings are currently being examined by a number of tax authorities, both in the U.S. and in foreign jurisdictions. Ongoing audits where subsidiaries have a material presence include New York City (tax years 2011–2015) and New York State (tax years 2012–2018). Tax years from 2017–present are open to examination in the U.S. Federal jurisdiction and 2006–present are open in various state, local and foreign jurisdictions. As part of these audits, the Company engages in discussions with taxing authorities regarding tax positions. As of October 31, 2020, unrecognized tax benefits are not expected to change materially in the next 12 months. Future developments may result in a change in this assessment.

TIFFANY & CO.

7.    EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the dilutive effect of the assumed exercise of stock options and unvested restricted stock units.

The following table summarizes the reconciliation of the numerators and denominators for the basic and diluted EPS computations:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Net earnings for basic and diluted EPS	$119.0	$78.4	$86.3	$339.9
Weighted-average shares for basic EPS	121.4	120.3	121.3	121.0
Incremental shares based upon the assumed exercise of stock options and unvested restricted stock units	0.3	0.3	0.4	0.3
Weighted-average shares for diluted EPS	121.7	120.6	121.7	121.3
For the three and nine months ended October 31, 2020, there were 0.1 million and 0.2 million, respectively, stock options and restricted stock units that were excluded from the computation of earnings per diluted share due to their antidilutive effect. For the three and nine months ended October 31, 2019, there were 1.8 million and 1.7 million, respectively, stock options and restricted stock units that were excluded from the computation of earnings per diluted share due to their antidilutive effect.

TIFFANY & CO.

8.    DEBT

(in millions)	October 31, 2020	January 31, 2020	October 31, 2019
Short-term borrowings:
Credit Facilities	$519.8	$13.8	$22.6
Other credit facilities	23.3	134.1	67.3
	$543.1	$147.9	$89.9

Long-term debt:
Unsecured Senior Notes:
2012 4.40% Series B Senior Notes, due July 2042 [a]	$250.0	$250.0	$250.0
2014 3.80% Senior Notes, due October 2024 [b,c]	250.0	250.0	250.0
2014 4.90% Senior Notes, due October 2044 [b,c]	300.0	300.0	300.0
2016 0.78% Senior Notes, due August 2026 [b,d]	95.5	91.9	91.8
	895.5	891.9	891.8
Less: unamortized discounts and debt issuance costs	(7.5)	(7.8)	(8.0)
	$888.0	$884.1	$883.8
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

At October 31, 2020, the Company was in compliance with all debt covenants.

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
TIFFANY & CO.

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
TIFFANY & CO.

undesignated foreign exchange and precious metals forward contracts substantially offset foreign exchange and commodity losses or gains on the underlying liabilities or transactions being hedged.

The Company does not use derivative financial instruments for trading or speculative purposes.

Types of Derivative Instruments

Interest Rate Swaps – In 2012, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of $250.0 million of debt which was incurred in July 2012. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2012 and recorded a loss within accumulated other comprehensive loss. As of October 31, 2020, $15.3 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the term of the 2042 Notes to which the interest rate swaps related.

In 2014, the Company entered into forward-starting interest rate swaps to hedge the impact of interest rate volatility on future interest payments associated with the anticipated incurrence of long-term debt which was incurred in September 2014. The Company accounted for the forward-starting interest rate swaps as cash flow hedges. The Company settled the interest rate swaps in 2014 and recorded a loss within accumulated other comprehensive loss. As of October 31, 2020, $3.2 million remains recorded as a loss in accumulated other comprehensive loss, which is being amortized over the terms of the respective 2024 Notes or 2044 Notes to which the interest rate swaps related.

Cross-currency Swaps – In 2016, 2017 and 2019 the Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of October 31, 2020, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

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

TIFFANY & CO.

As of October 31, 2020, the notional amounts of foreign exchange forward contracts were as follows:

(in millions)		Notional Amount	USD Equivalent
Derivatives designated as hedging instruments:
Japanese yen		¥19,104.3	179.5
British pound		£10.6	13.6
Derivatives not designated as hedging instruments:
U.S. dollar		$153.9	153.9
Euro		€6.9	8.2
Australian dollar	AU$	22.0	15.8
Czech koruna	CZK	148.0	6.4
Japanese yen		¥1,085.3	10.4
Korean won	KRW	18,488.1	15.5
New Zealand dollar	NZ$	9.1	6.1
Chinese renminbi	CNY	361.2	51.6
Singapore dollar	S$	24.8	18.3
Danish kroner	DKK	48.2	7.7
Hong Kong dollar	HKD	404.4	52.0

The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2020 is 12 months.

Precious Metal Collars and Forward Contracts – The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use either a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. For precious metal collars, if the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar expires at no cost to the Company. The Company accounts for its precious metal collars and forward contracts as cash flow hedges. The Company assesses hedge effectiveness based on the total changes in the precious metal collars and forward contracts' cash flows. As of October 31, 2020, the maximum term over which the Company is hedging its exposure to the variability of future cash flows for all forecasted precious metals transaction is 18 months. As of October 31, 2020, there were precious metal forward contracts outstanding for approximately 21,900 ounces of platinum, 358,000 ounces of silver and 67,400 ounces of gold.

As a result of increases in inventory resulting from decreased sales, as well as the full or partial temporary closure of certain of the Company's manufacturing facilities due to COVID-19 during the three months ended April 30, 2020, the Company revised its projections for purchases of precious metals. Accordingly, certain hedged transactions that were previously considered to be probable were deemed improbable and the Company discontinued cash flow hedge accounting for the related precious metal forward contracts and reclassified net deferred hedging gains of $4.2 million from Accumulated OCI to Cost of sales on the Condensed Consolidated Statement of Earnings during the nine months ended October 31, 2020. As of October 31, 2020, there were no precious metal forward contracts outstanding for purchases not designated as hedging instruments.
TIFFANY & CO.

Information on the location and amounts of derivative gains and losses in the condensed consolidated financial statements is as follows:

	Three Months Ended October 31, 2020
(in millions)	Cost of sales	Interest expense and financing costs	Other expense, net	Other comprehensive earnings, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$364.7	$10.7	$5.7	$11.1
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax gain recognized in OCI	—	—	—	0.2
Pre-tax gain reclassified from accumulated OCI into earnings	(0.6)	—	—	0.6
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	4.2
Pre-tax gain reclassified from accumulated OCI into earnings	(1.8)	—	—	1.8
Cross-currency swaps
Pre-tax loss recognized in OCI	—	—	—	(0.5)
Pre-tax gain reclassified from accumulated OCI into earnings	—	(1.6)	0.1	1.5
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	0.3	—	(0.3)

TIFFANY & CO.

	Nine Months Ended October 31, 2020
(in millions)	Cost of sales	Interest expense and financing costs	Other income, net	Other comprehensive earnings, net of tax
Reported amounts of financial statement line items in which effects of cash flow hedges are recorded	$896.7	$31.6	$(20.6)	$52.1
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts
Pre-tax loss recognized in OCI	—	—	—	(4.1)
Pre-tax gain reclassified from accumulated OCI into earnings	(1.7)	—	—	1.7
Precious metal forward contracts
Pre-tax gain recognized in OCI	—	—	—	13.8
Pre-tax gain reclassified from accumulated OCI into earnings [a]	(7.3)	—	—	7.3
Cross-currency swaps
Pre-tax gain recognized in OCI	—	—	—	7.2
Pre-tax loss reclassified from accumulated OCI into earnings	—	(4.6)	11.2	(6.6)
Forward-starting interest rate swaps
Pre-tax loss reclassified from accumulated OCI into earnings	—	1.0	—	(1.0)
aIncludes net gains of $4.2 million in the nine months ended October 31, 2020 reclassified from Accumulated OCI into Cost of sales on the Condensed Consolidated Statement of Earnings as a result of the discontinuation of hedge accounting on certain precious metal forward contracts.
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

The pre-tax losses on derivatives not designated as hedging instruments were $2.9 million for the three and nine months ended October 31, 2020 and were included in Other expense (income), net. Such gains or losses were not significant in the three and nine months ended October 31, 2019. The Company expects approximately $9.6 million of net pre-tax derivative gains included in accumulated other comprehensive loss at October 31, 2020 will be reclassified into earnings within the next 12 months. The actual amount reclassified will vary due to fluctuations in foreign currency exchange rates and precious metal prices.

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

Financial assets and liabilities carried at fair value at October 31, 2020 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Marketable securities [a]	$38.8	$—	$—	$38.8
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	—	14.5	—	14.5
Foreign exchange forward contracts [b]	—	0.2	—	0.2
Cross-currency swaps [b]	—	3.6	—	3.6
Derivatives not designated as hedging instruments:
Precious metal forward contracts [b]	—	—	—	—
Foreign exchange forward contracts [b]	—	1.5	—	1.5
Total financial assets	$38.8	$19.8	$—	$58.6
TIFFANY & CO.

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$—	$2.6	$—	$2.6
Foreign exchange forward contracts [c]	—	3.7	—	3.7
Cross-currency swaps [c]	—	0.2	—	0.2
Derivatives not designated as hedging instruments:
Precious metal forward contracts [c]	—	1.4	—	1.4
Foreign exchange forward contracts [c]	—	3.2	—	3.2
Total financial liabilities	$—	$11.1	$—	$11.1

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

TIFFANY & CO.

Financial assets and liabilities carried at fair value at October 31, 2019 are classified in the table below in one of the three categories described above:

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial assets
Time deposits [d]	$40.0	$—	$—	$40.0
Marketable securities [a]	38.3	—	—	38.3
Derivatives designated as hedging instruments:
Precious metal forward contracts [b]	—	9.6	—	9.6
Foreign exchange forward contracts [b]	—	2.4	—	2.4
Cross-currency swaps [b]	—	1.3	—	1.3
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [b]	—	1.5	—	1.5
Total financial assets	$78.3	$14.8	$—	$93.1

	Estimated Fair Value			Total Fair Value
(in millions)	Level 1	Level 2	Level 3
Financial liabilities
Derivatives designated as hedging instruments:
Precious metal forward contracts [c]	$—	$1.0	$—	$1.0
Foreign exchange forward contracts [c]	—	0.6	—	0.6
Cross-currency swaps [c]	—	4.2	—	4.2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts [c]	—	3.8	—	3.8
Total financial liabilities	$—	$9.6	$—	$9.6
aIncluded within Other assets, net.
bIncluded within Prepaid expenses and other current assets or Other assets, net based on the maturity of the contract.
cIncluded within Accounts payable and accrued liabilities or Other long-term liabilities based on the maturity of the contract.
dIncluded within Short-term investments.

The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the short-term maturities of these assets and liabilities. The fair value of debt with variable interest rates approximates carrying value and is measured using Level 2 inputs. The fair value of debt with fixed interest rates was determined using the quoted market prices of debt instruments with similar terms and maturities, which are considered Level 2 inputs. The total carrying value of short-term borrowings and long-term debt was approximately $1.4 billion and $1.0 billion at October 31, 2020 and 2019, respectively, and the corresponding fair value was approximately $1.6 billion and $1.1 billion at October 31, 2020 and 2019, respectively.

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
TIFFANY & CO.

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

The amounts of the Company's right-of-use asset and current and non-current lease liabilities are presented separately on the Condensed Consolidated Balance Sheet. Substantially all of the Company's leases are operating leases as of October 31, 2020 and 2019. The Company records lease expense within Cost of sales for leases of manufacturing facilities and within Selling, general and administrative expenses for all other leases.

Amounts recognized in the Condensed Consolidated Statement of Earnings were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Fixed operating lease expense	$76.4	$79.2	$225.0	$234.2
Variable operating lease expense [a]	40.6	40.3	77.9	110.7
Sublease income	(1.3)	(1.7)	(3.8)	(4.1)
Net lease expense	$115.7	$117.8	$299.1	$340.8

aIncludes a credit of $10.0 million and $31.4 million in the three and nine months ended October 31, 2020, respectively, related to rent concessions negotiated in connection with retail store closures due to COVID-19.

The weighted average remaining lease term was seven years and the weighted average discount rate was 3.6% for all of the Company's operating leases as of October 31, 2020.

The following table provides supplemental cash flow information related to the Company's operating leases:

	Nine Months Ended October 31,
(in millions)	2020	2019
Cash flows from operating activities attributable to operating leases	$228.0	$228.1
Right-of-use assets obtained in exchange for operating lease liabilities	183.3	206.4

TIFFANY & CO.

The following table reconciles the undiscounted cash flows expected to be paid in each of the next five fiscal years and thereafter to the operating lease liability recorded on the Condensed Consolidated Balance Sheet for operating leases existing as of October 31, 2020:

Years ending January 31,	Minimum Lease Payments as of October 31, 2020 (in millions)
2021 *	$47.3
2022	288.3
2023	244.2
2024	210.4
2025	161.6
Thereafter	450.0
Total minimum lease payments	1,401.8
Less: amount of total minimum lease payments representing interest	(180.0)
Present value of future total minimum lease payments	1,221.8
Less: current portion of lease liabilities	(225.4)
Long-term lease liabilities	$996.4

* This amount represents minimum lease payments for the three month period from November 1, 2020 to January 31, 2021.

As of October 31, 2020, there were 11 executed agreements in respect of store relocations, new stores, office space and other facilities without commencement dates, which had total commitments of $47.9 million.

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

Costco Matter. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "District Court") granted the Tiffany plaintiffs' motion for summary
TIFFANY & CO.

judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final at that time, as it remained subject to post-verdict motion practice and ultimately to adjustment by the District Court. On August 14, 2017, the District Court issued its ruling, finding that the Tiffany plaintiffs were entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount was three times the amount of such profits, as determined by the District Court); (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017; (iii) an additional $8.25 million in punitive damages; and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the District Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the District Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. Costco had filed an appeal from the judgment before the Second Circuit Court of Appeals (the "Circuit Court"), which presided over an appellate hearing on January 23, 2020. The Circuit Court issued its ruling on August 17, 2020, finding that the District Court should have allowed the question of Costco’s liability for trademark infringement and trademark counterfeiting to be presented to a jury in the first instance, rather than decided by the District Court judge. The Circuit Court accordingly vacated the judgment of the District Court and remanded the matter for trial by jury on the issues of trademark infringement, trademark counterfeiting and punitive damages. As the judgment originally awarded by the District Court to the Tiffany plaintiffs has been vacated, the Company has not recorded any amount in its consolidated financial statements related to this matter as of October 31, 2020. The Company intends to continue to vigorously pursue this matter and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2022.

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
TIFFANY & CO.

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
TIFFANY & CO.

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

During 2018, the Company received an offer of AUD $48.0 million as compensation for the previous acquisition of the premises containing one of its leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia. The Company did not accept the offer of compensation and filed an appeal of the compensation amount with the Land and Environment Court in Australia. In accordance with local law, the Company received an advance payment of 90% ($31.1 million, based on foreign currency exchange rates on the date of receipt) of the offered compensation during the fourth quarter of 2018. The Company did not recognize any gain at that time as the Company could not determine an amount, or any minimum amount, it ultimately expected to realize in connection with the matter during the appeals process. During the three months ended April 30, 2020, the Company accepted a revised offer of compensation of AUD $50.5 million and recognized a related gain of $31.4 million within Other expense (income), net on the Condensed Consolidated Statement of Earnings.

13.    STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Loss

(in millions)	October 31, 2020	January 31, 2020	October 31, 2019
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustments	$(102.2)	$(130.4)	$(131.8)
Deferred hedging gain (loss)	16.7	5.4	(4.0)
Net unrealized loss on benefit plans	(135.6)	(148.2)	(87.2)
	$(221.1)	$(273.2)	$(223.0)

TIFFANY & CO.

Additions to and reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Foreign currency translation adjustments	$7.2	$2.8	$26.1	$(23.5)
Income tax benefit (expense)	0.1	0.3	2.1	(0.3)
Foreign currency translation adjustments, net of tax	7.3	3.1	28.2	(23.8)
Unrealized gain on hedging instruments	3.9	14.4	16.9	36.6
Reclassification adjustment for gain included in net earnings [a]	(3.6)	(2.7)	(1.4)	(4.8)
Income tax expense	(0.7)	(2.8)	(4.2)	(6.5)
Unrealized (loss) gain on hedging instruments, net of tax	(0.4)	8.9	11.3	25.3
Amortization of net loss included in net earnings [b]	5.5	2.8	16.6	8.4
Amortization of prior service credit included in net earnings [b]	—	(0.1)	(0.1)	(0.4)
Income tax expense	(1.3)	(0.7)	(3.9)	(1.7)
Net unrealized gain on benefit plans, net of tax	4.2	2.0	12.6	6.3
Total other comprehensive earnings, net of tax	$11.1	$14.0	$52.1	$7.8
aThese gains are reclassified into Cost of sales, Interest expense and financing costs and Other expense (income), net (see "Note 9. Hedging Instruments" for additional details).
bThese losses are included in the computation of net periodic benefit cost (see "Note 14. Employee Benefit Plans" for additional details) and are reclassified into Other expense (income), net.

Share Repurchase Program. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. As of October 31, 2020, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company did not repurchase any shares of its Common Stock during the nine months ended October 31, 2020 pursuant to the 2018 Program, and does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the Merger or earlier termination of the Merger Agreement.

The Company's share repurchase activity was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions, except per share amounts)	2020	2019	2020	2019
Cost of repurchases	$—	$78.0	$—	$163.4
Shares repurchased and retired	—	0.9	—	1.8
Average cost per share	$—	$88.42	$—	$91.15

TIFFANY & CO.

Cash Dividends. The Company's Board of Directors declared quarterly dividends of $0.58 per share of Common Stock in the three months ended October 31, 2020 and 2019 and $1.74 and $1.71 per share of Common Stock in the nine months ended October 31, 2020 and 2019, respectively.

Cumulative effect adjustment from adoption of new accounting standards. The amounts presented within this line item on the Condensed Consolidated Statement of Stockholders' Equity represent the effects of the Company's adoption, on a modified retrospective basis, of ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (as discussed in "Note 3. New Accounting Standards") for the nine months ended October 31, 2020, and ASU 2016-02 – Leases and ASU 2018-02 – Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income for the nine months ended October 31, 2019.

14.    EMPLOYEE BENEFIT PLANS

The Company maintains several pension and retirement plans and provides certain health-care and life insurance benefits.

Net periodic pension and other postretirement benefit expense included the following components:

	Three Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost	$4.8	$4.3	$0.8	$0.6
Interest cost	7.4	8.1	0.7	0.8
Expected return on plan assets	(9.7)	(9.2)	—	—
Amortization of prior service credit	—	—	—	(0.1)
Amortization of net loss	5.5	2.8	—	—
Net expense	$8.0	$6.0	$1.5	$1.3

	Nine Months Ended October 31,
	Pension Benefits		Other Postretirement Benefits
(in millions)	2020	2019	2020	2019
Net Periodic Benefit Cost:
Service cost	$14.3	$12.8	$2.4	$1.9
Interest cost	22.1	24.4	2.2	2.5
Expected return on plan assets	(29.0)	(27.6)	—	—
Amortization of prior service credit	—	—	(0.1)	(0.4)
Amortization of net loss	16.5	8.4	0.1	—
Net expense	$23.9	$18.0	$4.6	$4.0

The components of net periodic benefit cost other than the service cost component are included in Other expense (income), net on the Condensed Consolidated Statement of Earnings.

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

Certain information relating to the Company's segments is set forth below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Net sales:
Americas	$354.4	$422.5	$826.2	$1,283.6
Asia-Pacific	381.7	294.1	854.3	915.8
Japan	155.7	169.3	353.1	469.3
Europe	104.2	111.3	249.3	330.0
Total reportable segments	996.0	997.2	2,282.9	2,998.7
Other	12.2	17.4	27.9	67.4
	$1,008.2	$1,014.6	$2,310.8	$3,066.1
Earnings (loss) from operations*:
Americas	$33.9	$60.5	$(12.0)	$204.3
Asia-Pacific	124.7	42.9	213.3	202.1
Japan	61.9	57.4	113.6	167.0
Europe	18.1	12.1	20.7	44.1
Total reportable segments	238.6	172.9	335.6	617.5
Other	(4.6)	(3.6)	(14.7)	(2.2)
	$234.0	$169.3	$320.9	$615.3
* Represents earnings (loss) from operations before (i) unallocated corporate expenses, (ii) Interest expense and financing costs, (iii) Other expense (income), net and (iv) other operating expenses.

TIFFANY & CO.

The following table sets forth a reconciliation of the segments' earnings from operations to the Company's consolidated Earnings from operations before income taxes:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in millions)	2020	2019	2020	2019
Earnings from operations for segments	$234.0	$169.3	$320.9	$615.3
Unallocated corporate expenses	(50.6)	(50.8)	(146.7)	(151.7)
Interest expense and financing costs	(10.7)	(9.2)	(31.6)	(29.4)
Other expense (income), net	(5.7)	(4.2)	20.6	(2.2)
Other operating expenses	(18.4)	—	(55.0)	—
Earnings from operations before income taxes	$148.6	$105.1	$108.2	$432.0

Unallocated corporate expenses include certain costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments.

Other operating expenses for the three months ended October 31, 2020 represent costs incurred related to the pending Merger (see "Note 2. Merger Agreement"). Other operating expenses for the nine months ended October 31, 2020 represent (i) $43.0 million of costs incurred related to the pending Merger (see "Note 2. Merger Agreement") and (ii) $12.0 million of expense for a charitable contribution to The Tiffany & Co. Foundation.

16.    SUBSEQUENT EVENT

Dividend declaration. On November 19, 2020, the Company's Board of Directors approved a quarterly dividend of $0.58 per share of Common Stock. This quarterly dividend will be paid on December 22, 2020 to shareholders of record on December 1, 2020.

TIFFANY & CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MERGER AGREEMENT

On October 28, 2020, Tiffany & Co. (the "Registrant") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among the Registrant, LVMH Moët Hennessy - Louis Vuitton SE, a societas Europaea (European company) organized under the laws of France ("Parent"), Breakfast Holdings Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent ("Holding"), and Breakfast Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Holding ("Merger Sub"). The Merger Agreement amends and restates the Agreement and Plan of Merger, dated as of November 24, 2019 (the "Original Merger Agreement"), by and among the Registrant, Parent, Holding and Merger Sub, in its entirety, on the terms and subject to the conditions set forth therein. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Registrant (the "Merger"), with the Registrant continuing as the surviving company in the Merger and a wholly owned indirect subsidiary of Parent.

Additional information about to the Merger Agreement is set forth in the Registrant's Preliminary Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the "SEC") on November 16, 2020 and "Item 1. Financial Statements - Note 2. Merger Agreement."

NOVEL CORONAVIRUS

An outbreak of a novel strain of the coronavirus, COVID-19, was identified in China in December 2019 and was subsequently recognized as a pandemic by the World Health Organization in March 2020. This COVID-19 outbreak has severely restricted the level of economic activity around the world. In addition to travel restrictions put in place in early 2020 in response to COVID-19, governments have closed borders, imposed prolonged quarantines and have continued or reinstated those measures or implemented other restrictions and requirements in light of the continuing or renewed spread of COVID-19 and concern of additional waves of outbreaks and may continue to take these and other actions in the future.

As a result of the COVID-19 outbreak, a substantial number of the Company's retail stores was closed for some portion of time in the nine months ended October 31, 2020. Company retail store closures peaked at approximately 75% to 80% of the Company's retail stores worldwide during the month of April. However, the Company gradually reopened many of its stores throughout the three months ended July 31, 2020, in accordance with applicable guidelines established by local governments. As of July 31, 2020 and through October 31, 2020, substantially all of the Company's retail stores worldwide were fully or partially opened, in accordance with applicable guidelines established by local governments. In response to new restrictions and requirements implemented in late October 2020 and November 2020 in certain European countries as a result of increased COVID-19 infection rates, the Company has temporarily closed certain of its retail stores in that region. As of November 20, 2020, approximately 60% of the Company's retail stores in Europe were temporarily closed in accordance with the applicable guidelines established by local governments. Substantially all of the Company’s stores in its other regions remained fully or partially open as of that date. However, a continued increase in the number of COVID-19 cases in other countries in which the Company operates its retail stores could lead to additional store closures during the three months ending January 31, 2021 (the "fourth quarter"), which could have a significant negative impact on the Company's business, sales, cash flows and results of operations in that period.

For the three and nine months ended October 31, 2020, the Company's worldwide net sales declined 1% and 25%, respectively, compared to the prior year, with the decrease in the year-to-date due to the negative global impact of COVID-19. Although the Company continues to experience decreased customer traffic and retail sales in many of its retail locations as compared to corresponding periods in the prior year, the Company has continued to benefit from increased sales both in Mainland China and its global e-commerce business during these periods. For example, total sales in Mainland China, the first market impacted by COVID-19, increased approximately 70% and 50% for the three and nine months ended October 31, 2020, as compared to the corresponding periods in the prior year. The Company's worldwide e-commerce sales increased 92% and 81% during the three and nine months ended October 31, 2020, respectively, and represented approximately 12% of its total net sales during the nine months ended October 31, 2020, versus 6% in each of the last three full fiscal years.

The Company's current expectations for the fourth quarter now include a modest decline in total net sales and strong growth in operating earnings and diluted earnings per share, relative to the same period in the prior year. The Company's earnings expectations for the fourth quarter exclude certain costs that it will incur upon the closing of the
TIFFANY & CO.

pending Merger, as the parties to the pending Merger have not yet established a date on which that transaction will be completed. These expenses, which are expected to be significant, primarily include advisor fees and expenses related to the vesting of outstanding stock-based awards. Additional information about these advisor fees, the vesting of outstanding stock-based awards and the Merger Agreement is set forth in the Registrant's Preliminary Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission (the "SEC") on November 16, 2020 and in "Item 1. Financial Statements - Note 2. Merger Agreement."

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

The extent to which the COVID-19 outbreak will continue to impact the Company's business operations, financial results, and liquidity will depend on numerous factors that the Company may not be able to accurately predict or assess due to their dynamic and evolving nature (including the duration and scope of the COVID-19 outbreak, including additional waves caused by additional periods of increases or spikes in the number of COVID-19 cases); the possibility of future mutations or outbreaks of related strains of the virus in areas in which the Company operates; whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready for public use; the extent of the protective and preventative measures that have been or will be put in place by both governmental entities and other businesses; whether the virus's impact will be seasonal; the negative impact the outbreak has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending and levels of consumer confidence; and how quickly economies recover after the COVID-19 outbreak subsides. Accordingly, management cannot predict with certainty for how long and to what extent the COVID-19 outbreak will impact its business operations or the global economy as a whole. See "Part II - Other Information. Item1A. Risk Factors" for additional information. The Company will continue to take steps to mitigate the potential risks posed by the spread and related circumstances and impacts of COVID-19. The Company's management also remains focused on addressing the challenges presented by COVID-19 by preserving the Company's liquidity and managing its cash flows with preemptive actions such as those described above.

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

The Company's reportable segments are as follows:

•Americas includes sales in 122 Company-operated TIFFANY & CO. stores in the United States ("U.S."), Canada and Latin America, as well as sales of TIFFANY & CO. products in certain markets through Internet, catalog, business-to-business and wholesale operations;

•Asia-Pacific includes sales in 87 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet, business-to-business and wholesale operations;

TIFFANY & CO.

•Japan includes sales in 59 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products through Internet, business-to-business and wholesale operations;

•Europe includes sales in 47 Company-operated TIFFANY & CO. stores, as well as sales of TIFFANY & CO. products in certain markets through Internet and wholesale operations; and

•Other consists of all non-reportable segments. Other includes the Emerging Markets region, which includes sales in five Company-operated TIFFANY & CO. stores and wholesale operations in the Middle East. In addition, Other includes wholesale sales of diamonds as well as earnings received from third-party licensing agreements.

SUMMARY OF THIRD QUARTER AND YEAR-TO-DATE RESULTS

•Worldwide net sales decreased 1% to $1,008.2 million in the three months ("third quarter") and 25% to $2,310.8 million in the nine months ("year-to-date") ended October 31, 2020, which, in the year-to-date, management attributed to the effects of COVID-19 as described above under "Novel Coronavirus"; comparable sales increased 3% in the third quarter and decreased 22% in the year-to-date. On a constant-exchange-rate basis (see "Non-GAAP Measures" below), worldwide net sales decreased 2% in the third quarter and 24% in the year-to-date, while comparable sales increased 1% in the third quarter and decreased 21% in the year-to-date.

•Net earnings increased 52% to $119.0 million, or $0.98 per diluted share, in the third quarter from $78.4 million, or $0.65 per diluted share, in the prior year. Net earnings in the third quarter of 2020 also included the impact of costs related to the pending Merger, as described below under "Non-GAAP Measures." Excluding these costs, Net earnings increased 73% to $135.5 million, or $1.11 per diluted share, in the third quarter of 2020 compared to the prior year.

•Net earnings decreased 75% to $86.3 million, or $0.71 per share, in the year-to-date compared with $339.9 million, or $2.80 per diluted share, in the prior year. Net earnings in the year-to-date of 2020 also included the impact of costs related to the pending Merger, as well as the compensation received in respect of the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia, and a charitable contribution to The Tiffany & Co. Foundation, as described below under "Non-GAAP Measures." Excluding these items, Net earnings decreased 68% to $110.1 million, or $0.90 per diluted share, in the year-to-date of 2020 compared to the prior year.

•Inventories, net decreased 4% from October 31, 2019.
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

	Third Quarter 2020 vs. 2019			Year-to-date 2020 vs. 2019
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Net Sales:
Worldwide	(1)%	1%	(2)%	(25)%	(1)%	(24)%
Americas	(16)	(1)	(15)	(36)	(1)	(35)
Asia-Pacific	30	4	26	(7)	(1)	(6)
Japan	(8)	1	(9)	(25)	1	(26)
Europe	(6)	3	(9)	(24)	—	(24)
Other	(30)	—	(30)	(59)	—	(59)

Comparable Sales:
Worldwide	3%	2%	1%	(22)%	(1)%	(21)%
Americas	(15)	(1)	(14)	(35)	(1)	(34)
Asia-Pacific	40	4	36	3	—	3
Japan	(4)	1	(5)	(23)	1	(24)
Europe	(6)	3	(9)	(25)	—	(25)
Other	(7)	—	(7)	(31)	—	(31)

TIFFANY & CO.

	Third Quarter 2020 vs. 2019			Year-to-date 2020 vs. 2019
	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis	GAAP Reported	Translation Effect	Constant- Exchange- Rate Basis
Jewelry sales by product category:
Jewelry collections	7%	2%	5%	(21)%	(1)%	(20)%
Engagement jewelry	(6)	1	(7)	(28)	—	(28)
Designer jewelry	(6)	1	(7)	(23)	1	(24)

Statements of Earnings. Internally, management monitors and measures its earnings performance excluding certain items listed below. Management believes excluding such items provides a useful supplemental basis for the assessment of the Company's results relative to the corresponding period in the prior year. The following tables reconcile certain GAAP amounts to non-GAAP amounts:

(in millions, except per share amounts)	GAAP	Charges related to the pending Merger [a]	Non-GAAP
Three Months Ended October 31, 2020
Gross Profit	$643.5	$0.4	$643.9
As a % of sales	63.8%	—%	63.9%
Selling, general & administrative ("SG&A") expenses	478.5	(18.0)	460.5
As a % of sales	47.5%	(1.8)%	45.7%
Earnings from operations	165.0	18.4	183.4
As a % of sales	16.4%	1.8%	18.2%
Provision for income taxes [b]	29.6	1.9	31.5
Net earnings	119.0	16.5	135.5
Diluted earnings per share	0.98	0.14	1.11

aCosts recorded in the third quarter of 2020 related to the pending Merger. See "Item 1. Financial Statements - Note 2. Merger Agreement" for additional information.

bThe income tax effect resulting from the adjustments has been calculated as both current and deferred tax expense, based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying adjustment.

TIFFANY & CO.

(in millions, except per share amounts)	GAAP	Charges related to the pending Merger [c]	Sydney, Australia Recovery and Charitable Contribution [d]	Non-GAAP
Nine Months Ended October 31, 2020
Gross Profit	$1,414.1	$1.3	$—	$1,415.4
As a % of sales	61.2%	0.1%	—%	61.3%
SG&A expenses	1,294.9	(41.7)	(12.0)	1,241.2
As a % of sales	56.0%	(1.8)%	(0.5)%	53.7%
Earnings from operations	119.2	43.0	12.0	174.2
As a % of sales	5.2%	1.9%	0.5%	7.5%
Other expense (income), net	(20.6)	—	31.4	10.8
Provision for income taxes [e]	21.9	4.3	(4.5)	21.7
Net Earnings	86.3	38.7	(14.9)	110.1
Diluted earnings per share	0.71	0.32	(0.12)	0.90

c    Costs recorded in the year-to-date of 2020 related to the pending Merger. See "Item 1. Financial Statements - Note 2. Merger Agreement" for additional information.

d    Recognition of (i) a pre-tax gain of $31.4 million related to amounts received as compensation for the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in that country and (ii) a pre-tax expense of $12.0 million for a charitable contribution to The Tiffany & Co. Foundation funded in the first quarter of 2020 in connection with the compensation referenced above. See "Item 1. Financial Statements - Note 12. Commitments and Contingencies" for additional information on the compulsory acquisition matter.

e    The income tax effect resulting from the adjustments has been calculated as both current and deferred tax expense (benefit), based upon the tax laws and statutory income tax rates applicable in the tax jurisdiction(s) of the underlying adjustment.

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

TIFFANY & CO.

Net Sales

Net sales by segment were as follows:

	Third Quarter			Year-to-date
(in millions)	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Americas	$354.4	$422.5	(16)%	$826.2	$1,283.6	(36)%
Asia-Pacific	381.7	294.1	30	854.3	915.8	(7)
Japan	155.7	169.3	(8)	353.1	469.3	(25)
Europe	104.2	111.3	(6)	249.3	330.0	(24)
Other	12.2	17.4	(30)	27.9	67.4	(59)
	$1,008.2	$1,014.6	(1)%	$2,310.8	$3,066.1	(25)%

Worldwide net sales decreased $6.4 million, or 1%, in the third quarter of 2020 and decreased $755.3 million, or 25%, in the year-to-date, which, in the year-to-date, management attributed to the effects of COVID-19 and the resulting store closures across various markets that began in the first quarter of 2020 and continued into the second quarter. On a constant-exchange-rate basis, worldwide net sales decreased 2% in the third quarter and 24% in the year-to-date compared to the prior year.

Jewelry sales by product category were as follows:

	Third Quarter
(in millions)	2020	2019	$ Change	% Change
Jewelry collections	$577.4	$541.8	$35.6	7%
Engagement jewelry	260.3	276.8	(16.5)	(6)
Designer jewelry	105.8	112.0	(6.2)	(6)

	Year-to-date
(in millions)	2020	2019	$ Change	% Change
Jewelry collections	$1,302.9	$1,644.7	$(341.8)	(21)%
Engagement jewelry	603.4	833.6	(230.2)	(28)
Designer jewelry	258.5	337.8	(79.3)	(23)

In the third quarter, net sales reflected an increase in the Jewelry collections category attributable to increases in Gold jewelry and Silver jewelry and decreases across the Engagement jewelry and Designer jewelry categories. In the year-to-date, net sales reflected decreases across each of the jewelry categories.

TIFFANY & CO.

Changes in net sales by reportable segment were as follows:

(in millions)	Comparable Sales	Non-comparable Sales	Wholesale/Other	Total
Third Quarter 2020:
Americas	$(60.0)	$(2.0)	$(6.1)	$(68.1)
Asia-Pacific	96.6	(4.9)	(4.1)	87.6
Japan	(5.9)	3.1	(10.8)	(13.6)
Europe	(6.2)	(0.3)	(0.6)	(7.1)
Year-to-date 2020:
Americas	$(424.8)	$(6.0)	$(26.6)	$(457.4)
Asia-Pacific	19.4	(2.7)	(78.2)	(61.5)
Japan	(101.5)	6.9	(21.6)	(116.2)
Europe	(79.1)	(0.7)	(0.9)	(80.7)

Changes in jewelry sales relative to the prior year by reportable segment were as follows:

	Average Price per Unit Sold
	As Reported	Impact of Currency Translation	Number of Units Sold
Third Quarter 2020:
Americas	(1)%	(1)%	(14)%
Asia-Pacific	23	4	9
Japan	8	1	(14)
Europe	(7)	3	1
Year-to-date 2020:
Americas	(7)%	(1)%	(28)%
Asia-Pacific	12	(1)	(18)
Japan	2	1	(26)
Europe	(5)	—	(20)

Americas. In the third quarter, total net sales decreased $68.1 million, or 16%, which included comparable sales decreasing $60.0 million, or 15%. Total sales results reflected sales declines across most of the region, which management primarily attributed to a decline in foreign tourism in the region related to the continuing effects of COVID-19. In the year-to-date, total net sales decreased $457.4 million, or 36%, which included comparable sales decreasing $424.8 million, or 35%. Total sales results reflected sales declines across the region, which management attributed to the effects of COVID-19, and the resulting store closures across the region that began in mid-March 2020 and continued into June, with most stores in the region reopened in mid-June. On a constant-exchange-rate basis, total net sales decreased 15% in the third quarter and 35% in the year-to-date, while comparable sales decreased 14% and 34%, respectively, in those periods.

The decrease in the number of jewelry units sold in both periods reflected decreases across all jewelry categories, which management attributed to the effects of COVID-19. The decrease in the average price per jewelry unit sold in the year-to-date was primarily due to a change in sales mix, which management attributed to the strong growth in e-commerce sales, as well as a decline in sales of High jewelry within the Jewelry collections category.

Asia-Pacific. In the third quarter, total net sales increased $87.6 million, or 30%, which included comparable sales increasing $96.6 million, or 40%. Total sales results reflected strong retail sales growth in Mainland China and
TIFFANY & CO.

Korea, partially offset by mixed performance across other markets in the region. In the year-to-date, total net sales decreased $61.5 million, or 7%, which included comparable sales increasing $19.4 million, or 3%, with the decrease in total sales primarily due to a decline in wholesale travel retail sales. Total sales results in the year-to-date also reflected strong e-commerce sales growth, as well as strong retail sales growth in Mainland China and Korea, which was more than offset by softness across other markets in the region, which management attributed to the effects of COVID-19, and the resulting store closures across the region beginning with Mainland China in February and persisting for varying durations through early June. On a constant-exchange-rate basis, total net sales increased 26% in the third quarter and decreased 6% in the year-to-date, while comparable sales increased 36% and 3%, respectively, in those periods.

The increase in the number of jewelry units sold in the third quarter reflected increases in all jewelry categories. The decrease in the number of jewelry units sold in the year-to-date reflected decreases in all jewelry categories, which management attributed to the effects of COVID-19, as well as the decline in wholesale travel retail sales. The increase in the average price per jewelry unit sold in both periods was primarily due to a shift in sales mix to gold jewelry within the Jewelry collections category, as well as the decline in wholesale travel retail sales.

Japan. In the third quarter, total net sales decreased $13.6 million, or 8%, which included comparable sales decreasing $5.9 million, or 4%. Management attributed the decrease in the third quarter to a decline in foreign tourism in the region, as well as strong growth in the prior year due to high consumer demand prior to the consumption tax increase which occurred on October 1, 2019. In the year-to-date, total net sales decreased $116.2 million, or 25%, which included comparable sales decreasing $101.5 million, or 23%. Management attributed the decrease in the year-to-date to the effects of COVID-19, including the resulting store closures across the region, which primarily began in early April 2020 and continued through early June, and the decline in tourist traffic beginning early in the first quarter of 2020. On a constant-exchange-rate basis, total net sales decreased 9% and 26% in the third quarter and year-to-date, respectively, while comparable sales decreased 5% and 24%, respectively, in those periods.

The decrease in the number of jewelry units sold in both periods reflected decreases in all jewelry categories, which management attributed to the effects of COVID-19. The increase in the average price per jewelry unit sold in the third quarter was primarily due to a shift in sales mix within the Jewelry collections category.

Europe. In the third quarter, total net sales decreased $7.1 million, or 6%, which included comparable sales decreasing $6.2 million, or 6%. In the third quarter, sales decreased across most of the region, which management attributed to a decline in foreign tourism in the region related to the continuing effects of COVID-19. In the year-to-date, total net sales decreased $80.7 million, or 24%, which included comparable sales decreasing $79.1 million, or 25%. In the year-to-date, sales decreased across most of the region, which management also attributed to the effects of COVID-19, and the resulting store closures across the region, which began in mid-March 2020 and continued into June, with the vast majority of the stores in the region reopened by mid-June. As of July 31, 2020 and through October 31, 2020, substantially all of the Company's retail stores in the region were fully or partially opened, in accordance with applicable guidelines established by local governments. In response to new restrictions and requirements implemented in late October 2020 and November 2020 in certain European countries as a result of increased COVID-19 infection rates, the Company has temporarily closed certain of its retail stores in the region. As of November 20, 2020, approximately 60% of the Company's retail stores in Europe were temporarily closed in accordance with the applicable guidelines established by local governments. On a constant-exchange-rate basis, total net sales decreased 9% and 24% in the third quarter and year-to-date, respectively, while comparable sales decreased 9% and 25%, respectively, in those periods.

The decrease in the number of jewelry units sold in the year-to-date reflected decreases across all jewelry categories, which management attributed to the effects of COVID-19. The decrease in the average price per jewelry unit sold in both periods was primarily due to a change in sales mix, which management attributed to the strong growth in e-commerce sales, as well as a decline in sales of High jewelry within the Jewelry collections category.

Other. Other sales decreased $5.2 million, or 30%, in the third quarter and $39.5 million, or 59%, in the year-to-date due to decreases in sales within the Emerging Markets region in both periods and a decrease in wholesale sales of diamonds in the year-to-date.

Store Data. In the year-to-date of 2020, the Company opened one Company-operated store in Asia Pacific and one in Japan and closed five Company-operated stores in Asia-Pacific, two in the Americas and one in Europe.

TIFFANY & CO.

Gross Margin

	Third Quarter		Year-to-date
(dollars in millions)	2020	2019	2020	2019
As reported:
Gross profit	$643.5	$625.7	$1,414.1	$1,902.7
Gross profit as a percentage of net sales	63.8%	61.7%	61.2%	62.1%
On a Non-GAAP basis*:
Gross profit	$643.9		$1,415.4
Gross profit as a percentage of net sales	63.9%		61.3%
* See "Non-GAAP Measures" above for additional information.
Gross margin (gross profit as a percentage of net sales) increased 210 basis points and decreased 90 basis points in the third quarter and year-to-date of 2020, respectively. The increase in the third quarter was primarily due to a change in sales mix to higher margin products. The decrease in the year-to-date was primarily due to (i) sales deleverage on fixed costs resulting from the effects of COVID-19 on net sales, (ii) certain overhead costs not capitalized in the period resulting from certain manufacturing locations being closed or operating at reduced capacity due to COVID-19 and (iii) an increase in inventory reserves, partially offset by a change in sales mix to higher margin products. Additionally, the year-to-date of 2020 included the impact of a $12.3 million charge that was recorded in the three months ended April 30, 2020 to fully reserve the asset related to an expected insurance recovery in respect of the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal (see "Item 1. Financial Statements – Note 12. Commitments and Contingencies").

Management periodically reviews and adjusts its retail prices when appropriate to address product input cost increases, specific market conditions and changes in foreign currencies/U.S. dollar relationships. Its long-term strategy is to continue that approach, although significant increases in product input costs or weakening foreign currencies can affect gross margin negatively over the short-term until management makes necessary price adjustments. Among the market conditions that management considers are consumer demand for the product category involved, which may be influenced by consumer confidence and competitive pricing conditions. Management uses derivative instruments to mitigate certain foreign exchange and precious metal price exposures (see "Item 1. Financial Statements – Note 9. Hedging Instruments"). Management adjusted retail prices in the third quarter and year-to-date of 2020 and 2019 across most geographic regions and product categories, some of which were intended to mitigate foreign currency fluctuations.

Selling, General and Administrative ("SG&A") Expenses

	Third Quarter		Year-to-date
(dollars in millions)	2020	2019	2020	2019
As reported:
SG&A expenses	$478.5	$507.2	$1,294.9	$1,439.1
SG&A expenses as a percentage of net sales ("SG&A expense ratio")	47.5%	50.0%	56.0%	46.9%
On a Non-GAAP basis*:
SG&A expenses	$460.5		$1,241.2
SG&A expense ratio	45.7%		53.7%
* See "Non-GAAP Measures" above for additional information.

SG&A expenses decreased $28.7 million, or 6%, in the third quarter of 2020, which included $18.0 million in costs related to the pending Merger (see "Non-GAAP Measures" for further details), and decreased $144.2 million, or 10%, in the year-to-date of 2020, which included $41.7 million in costs related to the pending Merger and a $12.0 million charitable contribution to The Tiffany & Co. Foundation (see "Non-GAAP Measures" for further details). In the
TIFFANY & CO.

third quarter, the increase in SG&A expenses from costs related to the pending Merger was more than offset by decreased marketing spending and continued prudent management of the Company's operating expenses, which included the reduction or elimination of certain non-essential spending. In the year-to-date, the increase in SG&A expenses from costs related to the pending Merger and charitable contribution to The Tiffany & Co. Foundation was more than offset by decreased marketing spending (although (i) marketing expense as a percentage of net sales in the year-to-date of 2020 was approximately in line with the Company's historical percentage and (ii) the Company plans to increase its marketing spending in the fourth quarter of 2020 as compared to the third quarter of 2020), decreased labor and incentive compensation costs and decreased store occupancy expenses. Excluding the pending Merger-related costs in both periods and the charitable contribution in the year-to-date noted above, SG&A expenses decreased $46.7 million, or 9%, in the third quarter of 2020 and decreased $197.9 million, or 14%, in the year-to-date of 2020 compared to the prior year (see "Non-GAAP Measures"). In the year-to-date, SG&A expenses as a percentage of net sales increased due to sales deleverage on operating expenses resulting from the effects of COVID-19 on net sales. Changes in foreign currency exchange rates did not have a meaningful effect on SG&A expenses in the third quarter and year-to-date as compared with the prior year.

Earnings from Operations

	Third Quarter		Year-to-date
(in millions)	2020	2019	2020	2019
As reported:
Earnings from operations	$165.0	$118.5	$119.2	$463.6
Operating margin	16.4%	11.7%	5.2%	15.1%
On a Non-GAAP basis*:
Earnings from operations	$183.4		$174.2
Operating margin	18.2%		7.5%
* See "Non-GAAP Measures" above for additional information.

Earnings from operations of $165.0 million in the third quarter of 2020 compared with $118.5 million in the prior year. Earnings from operations of $119.2 million in the year-to-date of 2020 compared with $463.6 million in the prior year. Excluding the pending Merger-related costs in both periods of 2020 and the charitable contribution in the year-to-date of 2020 described in "Non-GAAP Measures", Earnings from operations was $183.4 million in the third quarter of 2020 and $174.2 million in the year-to-date of 2020.

Results by segment were as follows:

(in millions)	Third Quarter 2020	% of Net Sales	Third Quarter 2019	% of Net Sales
Earnings (loss) from operations*:
Americas	$33.9	9.6%	$60.5	14.3%
Asia-Pacific	124.7	32.7	42.9	14.6
Japan	61.9	39.7	57.4	33.9
Europe	18.1	17.4	12.1	10.9
Other	(4.6)	(37.4)	(3.6)	(20.9)
	234.0		169.3
Unallocated corporate expenses	(50.6)	(5.0)	(50.8)	(5.0)
Other operating expenses	(18.4)		—
Earnings from operations	$165.0	16.4%	$118.5	11.7%
*    Percentages represent earnings from operations as a percentage of each segment's net sales.
TIFFANY & CO.

On a segment basis, the earnings from operations to each segment's net sales in the third quarter of 2020 compared with 2019 was as follows:
•Americas – The ratio decreased due to sales deleverage on operating expenses and a decrease in gross margin;
•Asia-Pacific – The ratio increased due to sales leverage on operating expenses and an increase in gross margin;
•Japan – The ratio increased due to an increase in gross margin and a decrease in the SG&A expense ratio; and
•Europe – The ratio increased due to a decrease in the SG&A expense ratio and an increase in gross margin.

(in millions)	Year-to-date 2020	% of Net Sales	Year-to-date 2019	% of Net Sales
Earnings (loss) from operations*:
Americas	$(12.0)	(1.5)%	$204.3	15.9%
Asia-Pacific	213.3	25.0	202.1	22.1
Japan	113.6	32.2	167.0	35.6
Europe	20.7	8.3	44.1	13.4
Other	(14.7)	(52.8)	(2.2)	(3.2)
	320.9		615.3
Unallocated corporate expenses	(146.7)	(6.3)	(151.7)	(4.9)
Other operating expenses	(55.0)		—
Earnings from operations	$119.2	5.2%	$463.6	15.1%
*    Percentages represent earnings from operations as a percentage of each segment's net sales.
On a segment basis, the earnings from operations to each segment's net sales in the year-to-date of 2020 compared with 2019 was as follows:
•Americas – The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin;
•Asia-Pacific – The ratio increased due to a decrease in the SG&A expense ratio and an increase in gross margin;
•Japan – The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin; and
•Europe – The ratio decreased due to sales deleverage on operating expenses, which management attributed to the effects of COVID-19 on net sales, as discussed above, and a decrease in gross margin.

Unallocated corporate expenses include costs related to administrative support functions which the Company does not allocate to its segments. Such unallocated costs include those for centralized information technology, finance, legal and human resources departments. Unallocated corporate expenses in the third quarter of 2020 were approximately unchanged from the prior year and decreased $5.0 million, or 3%, in the year-to-date of 2020 when compared to the prior year. The decrease in the year-to-date was primarily due to a decrease in incentive compensation expense and continued prudent management of the Company's operating expenses, partly offset by a $12.3 million charge that was recorded to fully reserve the asset related to an expected insurance recovery in respect of the bankruptcy filing of a metal refiner to which the Company entrusted precious scrap metal (see "Item 1. Financial Statements – Note 12. Commitments and Contingencies").

TIFFANY & CO.

The third quarter of 2020 amount included in other operating expenses in the table above represents costs incurred related to the pending Merger (see "Item 1. Financial Statements - Note 2. Merger Agreement"). The year-to-date of 2020 amount included in other operating expenses in the table above represents (i) $43.0 million of costs incurred related to the pending Merger (see "Item 1. Financial Statements - Note 2. Merger Agreement"), and (ii) $12.0 million of expense for a charitable contribution to The Tiffany & Co. Foundation.

Interest Expense and Financing Costs

Interest expense and financing costs were $10.7 million in the third quarter of 2020, compared with $9.2 million in the prior year. Interest expense and financing costs were $31.6 million in the year-to-date of 2020, compared with $29.4 million the prior year.

Other Expense (Income), net

Other expense, net was $5.7 million in the third quarter of 2020, compared with $4.2 million in the prior year. Other income, net was $20.6 million in the year-to-date of 2020, compared with other expense, net of $2.2 million in the prior year. Other income, net in the year-to-date of 2020 included the recognition of a gain of $31.4 million related to amounts received as compensation for the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in Australia. See "Item 1. Financial Statements - Note 12. Commitments and Contingencies" for additional information.

Provision for Income Taxes

The effective income tax rate for the third quarter of 2020 was 19.9% versus 25.4% in the prior year. The effective income tax rate for the year-to-date of 2020 was 20.3% versus 21.3% in the prior year. The effective income tax rate for the third quarter and year-to-date of 2020 was impacted by the reversal of previously established reserves for uncertain tax positions due to the favorable conclusion of a tax examination and the expiration of certain statutes of limitations, the impact of non-deductible transaction-related expenses, as well as the application of an updated estimated annual effective income tax rate, which is influenced by the jurisdictional mix of earnings taxed at the statutory tax rates applicable to each jurisdiction. The Company's effective income tax rate could be negatively impacted to the extent earnings are lower than anticipated in countries that have lower statutory tax rates and higher than anticipated in countries that have higher statutory tax rates. The effective income tax rate for the third quarter and year-to-date of 2019 was increased by an income tax expense of $5.8 million, or 550 basis points and 130 basis points, respectively, due to a reduction in the estimated Foreign Derived Intangible Income ("FDII") benefit for fiscal 2019. The effective income tax rate for the year-to-date of 2019 included the recognition of an income tax benefit of $7.5 million, or 170 basis points or $0.06 per diluted share, related to an increase in the estimated fiscal 2018 FDII benefit as a result of U.S. Treasury guidance issued during the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs have been, and are expected to remain, primarily a function of its ongoing, seasonal and expansion-related working capital requirements and capital expenditure needs. Over the long term, the Company manages its cash and capital structure to maintain a strong financial position that provides flexibility to pursue strategic priorities. Management regularly assesses its working capital needs, capital expenditure requirements, debt service, dividend payouts, share repurchases and future investments. In response to the COVID-19 outbreak, the Company has taken steps to further strengthen its financial position and balance sheet, and to maintain financial liquidity and flexibility, which included drawing down $500.0 million on its Credit Facility (as defined in "Item 1. Financial Statements - Note 8. Debt") during the first quarter of 2020 as a precautionary measure in order to increase its cash position and maintain financial flexibility in light of the uncertainty in the global markets resulting from COVID-19.

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
TIFFANY & CO.

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

The following table summarizes cash flows from operating, investing and financing activities:

	Year-to-date
(in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$284.5	$263.7
Investing activities	(188.2)	(174.1)
Financing activities	185.1	(392.9)
Effect of exchange rate changes on cash and cash equivalents	(10.4)	0.3
Net increase (decrease) in cash and cash equivalents	$271.0	$(303.0)

Operating Activities

The Company had net cash inflows from operating activities of $284.5 million in the year-to-date of 2020 compared with $263.7 million in the year-to-date of 2019. The change in operating cash flows was primarily due to a decrease in cash outflows attributable to working capital, which was mostly offset by a decrease in earnings in the year-to-date of 2020, which management attributed to the effects of COVID-19. Additionally, the Company made a $30.0 million voluntary cash contribution to its U.S. pension plan in the year-to-date of 2019.

Working Capital. Working capital (current assets less current liabilities) was $2.9 billion at October 31, 2020, compared with $2.9 billion at January 31, 2020 and $2.7 billion at October 31, 2019.

TIFFANY & CO.

Accounts receivable, net at October 31, 2020 were 17% lower than at January 31, 2020 and 8% lower than at October 31, 2019. The decrease in Accounts receivable, net at October 31, 2020 primarily reflected a decrease in Credit Receivables (as defined in "Item 1. Financial Statements - Note 4. Receivables and Revenue Recognition") due to a decrease in sales in 2020. Currency translation did not have a significant effect on the change compared to January 31, 2020 or October 31, 2019.

Inventories, net at October 31, 2020 were 1% higher than at January 31, 2020 and 4% lower than at October 31, 2019. The decrease compared to October 31, 2019 was primarily due to decreases in work in process and raw materials inventories. Currency translation did not have a significant effect on the change compared to January 31, 2020 or October 31, 2019.

Accounts payable and accrued liabilities at October 31, 2020 were 19% lower than at January 31, 2020 and 11% lower than at October 31, 2019. The decrease compared to both January 31, 2020 and October 31, 2019 included (i) declines in trade payables, (ii) a decrease in incentive compensation accruals and (iii) the recognition of a gain previously deferred related to amounts received as compensation for the previous acquisition of the premises containing one of the Company's leased retail stores and an administrative office in Sydney, Australia under compulsory acquisition laws in that country (see "Item 1. Financial Statements - Note 12. Commitments and Contingencies" for additional information).

Investing Activities

The Company had net cash outflows from investing activities of $188.2 million in the year-to-date of 2020 compared with $174.1 million in the year-to-date of 2019. Year-over-year changes in cash flows from investing activities were primarily driven by an increase in capital expenditures.

Marketable Securities and Short-Term Investments. The Company invests a portion of its cash in marketable securities and short-term investments. The Company had net proceeds from the sales of marketable securities and short-term investments of $22.2 million during the year-to-date of 2020, compared with $19.9 million during the year-to-date of 2019.

Financing Activities

The Company had net cash inflows from financing activities of $185.1 million in the year-to-date of 2020, compared with net cash outflows of $392.9 million in the year-to-date of 2019. Year-over-year changes in cash flows from financing activities were largely driven by changes in net borrowings and share repurchases.

Recent Borrowings. The Company had net proceeds from (repayments of) borrowings as follows:

	Year-to-date
(in millions)	2020	2019
Short-term borrowings:
Proceeds from credit facility borrowings, net	$505.1	$10.4
Proceeds from other credit facility borrowings	28.7	55.3
Repayment of other credit facility borrowings	(133.1)	(83.5)
Net proceeds from (repayments of) total borrowings	$400.7	$(17.8)

As noted above, during the first quarter of 2020, the Company drew down $500.0 million on its Credit Facility as a precautionary measure in order to increase its cash position and maintain financial flexibility in light of uncertainty in the global markets resulting from COVID-19. The drawdown proceeds from the Credit Facility can be repaid at any time.

Under all of the Company's credit facilities, at October 31, 2020, there were $543.1 million of borrowings outstanding, $2.0 million of letters of credit issued and $461.0 million available for borrowing. At October 31, 2019, there were $89.9 million of borrowings outstanding, $3.6 million of letters of credit issued and $892.7 million available for borrowing. The weighted-average interest rate for the amounts outstanding at October 31, 2020 and 2019 was 1.8% and 4.0%, respectively.
TIFFANY & CO.

The ratio of total debt (short-term borrowings and long-term debt) to stockholders' equity was 44% at October 31, 2020, 31% at January 31, 2020 and 31% at October 31, 2019.

At October 31, 2020, the Company was in compliance with all debt covenants.

Share Repurchases. In May 2018, the Registrant's Board of Directors approved a new share repurchase program (the "2018 Program"). The 2018 Program, which became effective June 1, 2018 and expires on January 31, 2022, authorizes the Company to repurchase up to $1.0 billion of its Common Stock through open market transactions, including through Rule 10b5-1 plans and one or more accelerated share repurchase or other structured repurchase transactions, and/or privately negotiated transactions. As of October 31, 2020, $471.6 million remained available under the 2018 Program; however, pursuant to the terms of the Merger Agreement, and subject to certain limited exceptions, the Company may not repurchase its Common Stock other than in connection with the forfeiture provisions of Company equity awards or the cashless exercise or tax withholding provisions of such Company equity awards, in each case, granted under the Company's stock-based compensation plans. Accordingly, the Company did not repurchase any shares of its Common Stock during the year-to-date of 2020 pursuant to the 2018 Program, and does not expect to repurchase any shares of its Common Stock in connection with the 2018 Program prior to the Merger or earlier termination of the Merger Agreement.

The Company's share repurchase activity was as follows:

	Third Quarter		Year-to-date
(in millions, except per share amounts)	2020	2019	2020	2019
Cost of repurchases	$—	$78.0	$—	$163.4
Shares repurchased and retired	—	0.9	—	1.8
Average cost per share	$—	$88.42	$—	$91.15

Contractual Obligations

Since January 31, 2020, the Company's contractual obligations as they relate to short-term borrowings have changed as a result of the drawdown of $500.0 million under the Credit Facility described above under "Financing Activities." The Company's remaining contractual cash obligations and commercial commitments at October 31, 2020, and the effects such obligations and commitments are expected to have on the Company's liquidity and cash flows in future periods, have not changed significantly since January 31, 2020.

Seasonality

As a jeweler and specialty retailer, the Company's business is seasonal in nature, with the fourth quarter typically representing approximately one-third of annual net sales and a higher percentage of annual net earnings. Management expects such seasonality to continue.

Forward-Looking Statements

The historical trends and results reported in this quarterly report on Form 10-Q should not be considered an indication of future performance. Further, statements contained in this quarterly report on Form 10-Q that are not statements of historical fact, including those that refer to plans, assumptions and expectations for future periods, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, each as amended. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the pending Merger (as defined under "Item 2. Management's Discussion and Analysis - Merger Agreement") and about the future plans, assumptions and expectations for the Company's business and its results, including the Company's expectations for fourth quarter results. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as 'anticipates,' 'assumes,' 'believes,' 'can,' 'estimates,' 'expects,' 'forecasts,' 'intends,' 'may,' 'outlook,' 'plans,' 'projects,' 'pursues,' 'scheduled,' 'should,' 'will' or other similar expressions may identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements the Company makes regarding its plans, assumptions, expectations, beliefs and objectives with respect to the pending
TIFFANY & CO.

Merger; the Company's assumptions, expectations and beliefs with respect to COVID-19, including the continuing impact thereof on the Company's business, sales, cash flows and results of operations; store openings and closings; store productivity; the renovation of the Company's New York Flagship store, including the timing and cost thereof, and the temporary relocation of its retail operations to 6 East 57th Street; product introductions; sales; sales growth; sales trends; store traffic; the Company's strategy and initiatives and the pace of execution thereon; the amount and timing of investment spending; the Company's objectives to compete in the global luxury market and to improve financial performance; retail prices; gross margin; operating margin; expenses; interest expense and financing costs; effective income tax rate; the nature, amount or scope of charges resulting from recent revisions to the U.S. tax code; net earnings and net earnings per share; share count; inventories; capital expenditures; cash flow; liquidity, including the need to incur additional indebtedness; compliance with covenants under the Company's debt instruments, including the financial ratio thresholds set forth therein; currency translation; macroeconomic and geopolitical conditions; growth opportunities; litigation outcomes and recovery related thereto; amounts recovered under Company insurance policies; contributions to Company pension plans; and certain ongoing or planned real estate, product, marketing, retail, customer experience, manufacturing, supply chain, information systems development, upgrades and replacement, and other operational initiatives and strategic priorities.

These and other forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those discussed in forward-looking statements, including as a result of factors, assumptions, risks and uncertainties, which are outside of the Company's control. The inclusion of such statements should not be regarded as a representation that any plans, estimates or expectations will be achieved. You should not place undue reliance on such statements. Important factors, risk and uncertainties that could cause actual results to differ materially from such plans, estimates or expectations include, but are not limited to, the following: the COVID-19 pandemic, including the duration and scope thereof, the availability of a vaccine or cure that mitigates the effect of the virus, the potential for additional waves of outbreaks and changes in financial, business, travel and tourism, consumer discretionary spending and other general consumer behaviors, political, public health and other conditions, circumstances, requirements and practices resulting therefrom; global macroeconomic and geopolitical developments; changes in interest and foreign currency rates; changes in taxation policies and regulations (including changes effected by the recent revisions to the U.S. tax code) or changes in the guidance related to, or interpretation of, such policies and regulations; shifting tourism trends; protest activity in the U.S.; regional instability; violence (including terrorist activities); political activities or events (including the potential for rapid and unexpected changes in government, economic and political policies, the imposition of additional duties, tariffs, taxes and other charges or other barriers to trade, including as a result of changes in diplomatic and trade relations or agreements with other countries); weather conditions that may affect local and tourist consumer spending; changes in consumer confidence, preferences and shopping patterns, as well as the Company's ability to accurately predict and timely respond to such changes; shifts in the Company's product and geographic sales mix; variations in the cost and availability of diamonds, gemstones and precious metals; adverse publicity regarding the Company and its products, the Company's third-party vendors or the diamond or jewelry industry more generally; any non-compliance by third-party vendors and suppliers with the Company's sourcing and quality standards, codes of conduct, or contractual requirements as well as applicable laws and regulations; changes in the Company's competitive landscape; disruptions impacting the Company's business and operations; failure to successfully implement or make changes to the Company's information systems; changes in the cost and timing estimates associated with the renovation of the Company's New York Flagship store; delays caused by third parties involved in the aforementioned renovation; any casualty, damage or destruction to the Company's New York Flagship store or 6 East 57th Street location; the Company's ability to successfully control costs and execute on, and achieve the expected benefits from, the operational initiatives and strategic priorities referenced above; conditions to the completion of the pending Merger, including stockholder approval of the Merger proposal, may not be satisfied or the regulatory approvals or waivers required for the pending Merger may not be obtained or maintained, in each case, on the terms expected or on the anticipated schedule; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined under "Item 2. Management's Discussion and Analysis – Merger Agreement") between the parties to the pending Merger or affect the ability of the parties to recognize the benefits of the pending Merger; the effect of the announcement or pendency of the Merger on the Company's business relationships, operating results and business generally; risks that the pending Merger disrupts the Company's current plans and operations and potential difficulties in the Company's employee retention; risks that the pending Merger may divert management's attention from the Company's ongoing business operations; potential litigation that may be instituted against the Company or its directors or officers related to the pending Merger or the Merger Agreement between the parties to the pending Merger and any adverse outcome of any such potential litigation; the amount and timing of the costs, fees, expenses and other charges related to the pending Merger, including in the event of any unexpected delays; other risks to consummation of the pending Merger, including the risk that the pending Merger will not be consummated within the expected time period, or at all, which may affect the Company's business and the price of the common stock of the Company; and any adverse effects on the Company by other general industry, economic, business and/or competitive factors. The consequences of material
TIFFANY & CO.

differences in results as compared with those anticipated in the forward-looking statements could include, among other things, business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a significant negative effect on the Company's financial condition, results of operations, credit rating, liquidity or stock price. In addition, there can be no assurance that the pending Merger will be completed, or if it is completed, that it will close within the anticipated time period, or that the expected benefits of the Merger will be realized. Developments relating to these and other factors may also warrant changes to the Company's operating and strategic plans, including with respect to store openings, closings and renovations, capital expenditures, information systems development, inventory management, and continuing execution on, or timing of, the aforementioned initiatives and priorities. Such consequences and changes could also cause actual results to differ materially from the expected results expressed in, or implied by, the forward-looking statements.

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

Additional information about potential risks and uncertainties that could affect the Company's business and financial results is included under "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1A. Risk Factors" in this quarterly report on Form 10-Q, the preliminary proxy statement on Schedule 14A that the Company filed on November 16, 2020 and in the Company's other filings made with the SEC from time to time, which are available via the SEC's website at www.sec.gov. Readers of this Quarterly Report on Form 10-Q should consider the risks, uncertainties and factors outlined above and in the aforementioned Form 10-K and in this Form 10-Q in evaluating, and are cautioned not to place undue reliance on, the forward-looking statements contained herein.

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

Foreign Currency Risk

The Company uses foreign exchange forward contracts to offset a portion of the foreign currency exchange risks associated with foreign currency-denominated liabilities, intercompany transactions and forecasted purchases of merchandise between entities with differing functional currencies. The maximum term of the Company's outstanding foreign exchange forward contracts as of October 31, 2020 is 12 months.

The Company entered into cross-currency swaps to hedge the foreign currency exchange risk associated with Japanese yen-denominated and Euro-denominated intercompany loans. These cross-currency swaps are designated and accounted for as cash flow hedges. As of October 31, 2020, the notional amounts of cross-currency swaps accounted for as cash flow hedges and the respective maturity dates were as follows:

Cross-Currency Swap		Notional Amount
Effective Date	Maturity Date	(in millions)	(in millions)
July 2016	October 2024	¥10,620.0	$100.0
March 2017	April 2027	¥11,000.0	$96.1
May 2017	April 2027	¥5,634.5	$50.0
August 2019	August 2026	€21.1	$23.6

TIFFANY & CO.

Precious Metal Price Risk

The Company periodically hedges a portion of its forecasted purchases of precious metals for use in its internal manufacturing operations in order to manage the effect of volatility in precious metal prices. The Company may use a combination of call and put option contracts in net-zero-cost collar arrangements ("precious metal collars") or forward contracts. If the price of the precious metal at the time of the expiration of the precious metal collar is within the call and put price, the precious metal collar would expire at no cost to the Company. The maximum term of the Company's outstanding precious metal forward contracts as of October 31, 2020 is 18 months.

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

Costco Matter. On February 14, 2013, Tiffany and Company and Tiffany (NJ) LLC (collectively, the "Tiffany plaintiffs") initiated a lawsuit against Costco Wholesale Corp. ("Costco") for trademark infringement, false designation of origin and unfair competition, trademark dilution and trademark counterfeiting (the "Costco Litigation"). The Tiffany plaintiffs sought injunctive relief, monetary recovery and statutory damages on account of Costco's use of "Tiffany" on signs in the jewelry cases at Costco stores used to describe certain diamond engagement rings that were not manufactured by Tiffany. Costco filed a counterclaim arguing that the TIFFANY trademark was a generic term for multi-pronged ring settings and seeking to have the trademark invalidated, modified or partially canceled in that respect. On September 8, 2015, the U.S. District Court for the Southern District of New York (the "District Court") granted the Tiffany plaintiffs' motion for summary judgment of liability in its entirety, dismissing Costco's genericism counterclaim and finding that Costco was liable for trademark infringement, trademark counterfeiting and unfair competition under New York law in its use of "Tiffany" on the above-referenced signs. On September 29, 2016, a civil jury rendered its verdict, finding that Costco's profits on the sale of the infringing rings should be awarded at $5.5 million, and further finding that an award of punitive damages was warranted. On October 5, 2016, the jury awarded $8.25 million in punitive damages. The aggregate award of $13.75 million was not final at that time, as it remained subject to post-verdict motion practice and ultimately to adjustment by the District Court. On August 14, 2017, the District Court issued its ruling, finding that the Tiffany plaintiffs were entitled to recover (i) $11.1 million in respect of Costco's profits on the sale of the infringing rings (which amount was three times the amount of such profits, as determined by the District Court), (ii) prejudgment interest on such amount (calculated at the applicable statutory rate) from February 15, 2013 through August 14, 2017, (iii) an additional $8.25 million in punitive damages, and (iv) Tiffany's reasonable attorneys' fees, and, on August 24, 2017, the District Court entered judgment in the amount of $21.0 million in favor of the Tiffany plaintiffs (reflecting items (i) through (iii) above). On February 7, 2019, the District Court awarded the Tiffany plaintiffs $5.9 million in respect of the aforementioned attorneys' fees and costs, bringing the total judgment to $26.9 million. Costco had filed an appeal from the judgment before the Second Circuit Court of Appeals (the "Circuit Court"), which presided over an appellate hearing on January 23, 2020. The Circuit Court issued its ruling on August 17, 2020, finding that the District Court should have allowed the question of Costco’s liability for trademark infringement and trademark counterfeiting to be presented to a jury in the first instance, rather than decided by the District Court judge. The Circuit Court accordingly vacated the judgment of the District Court and remanded the matter for trial by jury on the issues of trademark infringement, trademark counterfeiting and punitive damages. As the judgment originally awarded by the District Court to the Tiffany plaintiffs has been vacated, the Company has not recorded any amount in its consolidated financial statements related to this matter as of October 31, 2020. The Company intends to continue to vigorously pursue this matter and expects that this matter will not ultimately be resolved until, at the earliest, a future date during the Company's fiscal year ending January 31, 2022.

Merger Litigation. On November 24, 2019, the Registrant entered into an Agreement and Plan of Merger, dated as of November 24, 2019 (the "Original Merger Agreement"), by and among the Registrant, LVMH Moët Hennessy-Louis Vuitton SE, a societas Europaea (European company) organized under the laws of France ("Parent"), Breakfast Holdings Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Parent ("Holding") and Breakfast Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Holding ("Merger Sub"). On September 9, 2020, the Registrant filed a lawsuit against Parent in the Delaware Court of Chancery, seeking, among other things, an order of specific performance requiring Parent to perform its obligations under the Original Merger Agreement, including making all necessary antitrust filings and taking all other actions necessary to obtain the required antitrust approvals for the pending Merger, and completing the transactions contemplated by the Original
TIFFANY & CO.

Merger Agreement, and a declaratory judgment that Parent had breached certain of its obligations under the Original Merger Agreement, and also filed an accompanying motion to expedite the proceedings. On September 21, 2020, the Delaware Court of Chancery granted the Registrant's motion to expedite proceedings and set January 5, 2021 to begin a four-day trial. On September 28, 2020, Parent answered the Registrant's complaint and filed a counterclaim against the Registrant in the Delaware Court of Chancery seeking a declaration that, among other things, various conditions precedent to Parent's obligation to close the pending Merger had not been met and that Parent had the right to terminate the Original Merger Agreement. On October 28, 2020, the Registrant entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") by and among the Registrant, Parent, Holding and Merger Sub. The Merger Agreement amends and restates the Original Merger Agreement, in its entirety. In connection with the entrance into the Merger Agreement, on October 28, 2020, the Registrant, Parent, Holding and Merger Sub entered into a settlement agreement, pursuant to which, among other things, each party agreed to dismiss with prejudice all claims that it brought in the Merger litigation and filed a stipulation and order of dismissal dismissing with prejudice all claims asserted by the parties in the Merger litigation.

Item 1A. Risk Factors

The following risk factors should be read in conjunction with the Registrant's risk factors discussed under "Item 1A. Risk Factors" in the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2020 ("Form 10-K Annual Report") and the Registrant's Quarterly Report on Form 10-Q for the three months ended July 31, 2020 ("Second Quarter Form 10-Q Quarterly Report"), which could materially affect its business, financial condition and results of operations. Except as presented below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Registrant's Form 10-K Annual Report and in Part II, Item 1A in the Registrant's Second Quarter Form 10-Q Quarterly Report.

(i) The announcement and pendency of the pending Merger may adversely affect the Company's business, financial condition and results of operations.

Uncertainty about the effect of the pending Merger on the Company's employees, customers, and other parties may have an adverse effect on the Company's business, financial condition and results of operations regardless of whether the pending Merger is completed. These risks to the Company's business include, among others, the following, all of which may be exacerbated by a delay in the completion of the pending Merger: (i) the impairment of the Company's ability to attract, retain, and motivate its employees; (ii) the diversion of significant management time and attention from ongoing business operations towards the completion of the pending Merger; (iii) difficulties maintaining relationships with customers, suppliers and other business partners; (iv) delays or deferments of certain business decisions by the Company's customers, suppliers and other business partners; (v) the inability to pursue alternative business opportunities or make appropriate changes to the Company's business because the Merger Agreement requires the Company to, subject to certain exceptions, including as required by a Governmental Entity or by applicable Law (in each case as defined in the Merger Agreement), conduct its business in the ordinary course of business and to not engage in certain kinds of transactions prior to the completion of the pending Merger without the prior written consent of Parent (such consent not to be unreasonably conditioned, withheld or delayed), even if such actions could prove beneficial; (vi) litigation relating to the pending Merger and the costs related thereto; and (vii) the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the pending Merger.

(ii) Failure to consummate the pending Merger within the expected time frame or at all may have a material adverse impact on the Company's business, financial condition and results of operations.

There can be no assurance that the pending Merger will be consummated. The consummation of the pending Merger is subject to various conditions, including, among others, customary conditions relating to (i) the adoption of the Merger Agreement (as defined in "Item 1. Financial Statements - Note 2. Merger Agreement") by holders of a majority of the outstanding shares of the Registrant's common stock entitled to vote on such matter at the meeting of stockholders of the Registrant to be held to vote on the adoption of the Merger Agreement (or any postponement or adjournment thereof), (ii) the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, and all rules and regulations promulgated thereunder) and (iii) the maintenance or receipt of certain non-U.S. regulatory clearances and waivers. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

TIFFANY & CO.

In connection with the pending Merger, the Registrant and its directors were named as defendants in four lawsuits brought by purported stockholders challenging the pending Merger and seeking various forms of injunctive relief and money damages. The Registrant also filed a lawsuit against LVMH Moët Hennessy-Louis Vuitton SE and certain of its affiliates ("Parent") and Parent filed counterclaims against the Registrant related to the Merger under the Original Merger Agreement. While the plaintiffs of these lawsuits have voluntarily dismissed their claims, and the Registrant and Parent, along with the other parties to the Merger litigation, have entered into a settlement in respect thereof, the Registrant may be subject to additional future litigation challenging the pending Merger. If any future plaintiffs are successful in obtaining an injunction prohibiting the consummation of the pending Merger, then such injunction may prevent the Merger from becoming effective within the expected time frame or at all, either of which could have a material adverse impact on the Registrant's business, financial condition and results of operations.

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

There can be no assurance that an adequate remedy will be available to the Company in the event of a breach of the Merger Agreement by Parent or its affiliates or that the Company will, wholly or partially, recover for any damages incurred by it in connection with the pending Merger. A failed transaction may result in negative publicity and a negative impression of the Company among its customers or in the investment community or business community generally. Further, any disruptions to the Company's business resulting from the announcement and pendency of the pending Merger, including any adverse changes in the Company's relationships with its customers, partners, suppliers and employees, may continue or accelerate in the event of a failed transaction. In addition, if the pending Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $131.50 per share or higher, on terms acceptable to the Company, the share price of the Company's common stock will likely decline to the extent that the current market price of the Company's common stock reflects an assumption that the pending Merger will be completed. Also, the Company has incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the pending Merger, for which it will have received little or no benefit if the pending Merger is not completed. Many of these fees and costs will be payable by the Company if the pending Merger is not completed and may relate to activities that the Company would not have undertaken other than to complete the pending Merger.

(iii) The COVID-19 outbreak and resulting adverse economic conditions have had a significant effect on the Company's sales results, and are expected to continue to have a significant negative impact on the Company's business.

The Company's global operations expose it to risks associated with the COVID-19 outbreak, which has had, and is expected to continue to have, a significant negative impact on the Company, including as a result of impacts associated with preventative and protective actions that the Company, other businesses and governments are taking in response to COVID-19. These actions have led to significant restrictions on, disruptions in, and other related impacts on businesses and personal activities. In addition to travel restrictions put in place in early 2020, governments have closed borders, imposed prolonged quarantines and have continued or reinstated those measures or implemented other restrictions and requirements in light of the continuing or renewed spread of COVID-19 and concern of additional waves of outbreaks and may continue to take these and other actions in the future. Such actions, together with changes in consumers' willingness to congregate in populated areas and lower levels of disposable income due to elevated unemployment rates, have resulted in significant business disruptions across a wide array of industries and an overall decline of the global economy. These factors, among others, have resulted in a significant decline in customer traffic, consumer confidence and local and tourist spending on discretionary items around the world.

The Company expects that these evolving restrictions and requirements will continue to have a significant negative effect on its business. Risks associated with COVID-19 include, but are not limited to, the following:

•The Company's business is particularly sensitive to reductions in discretionary consumer spending. The COVID-19 outbreak has impeded global economic activity and resulted in record levels of unemployment, lower disposable income levels and reduced discretionary spending. The Company cannot predict with certainty the degree to, or the time period over, which its business will be affected by the COVID-19 outbreak. However, ongoing or further declines in discretionary spending by local customers and tourists, particularly during the three months ending January 31, 2021 (the "fourth quarter"), would continue to have
TIFFANY & CO.

significant effects on the Company's business, sales, cash flows and results of operations. Further, while the Company intends to continue to execute on its strategic plans and operational initiatives during the COVID-19 outbreak, its ability to do so successfully will be impacted by these uncertainties. The aforementioned uncertainties will likely result in delays or modifications to these plans and initiatives.

•Social distancing measures and general consumer behaviors due to COVID-19 may continue to impact store traffic, which may have a continuing or further negative impact on the Company's business. The Company could also be negatively impacted by new government mandates to close stores, modify store hours or enact more stringent social distancing measures in certain jurisdictions, following higher infections rates. For example, in response to new restrictions and requirements implemented in late October 2020 and November 2020 in certain European countries as a result of increased COVID-19 infection rates, the Company has temporarily closed certain of its retail stores in that region. As of November 20, 2020, approximately 60% of the Company's retail stores in Europe were temporarily closed in accordance with the applicable guidelines established by local governments. A continued increase in the number of COVID-19 cases in other countries in which the Company operates its retail stores could lead to additional store closures during the fourth quarter, which could have a significant negative impact on the Company's business, sales, cash flows and results of operations in that period. In addition, further protests in the U.S. could negatively impact the Company's operations. Declines in traffic beyond the Company's current expectations would negatively impact its financial results for the fourth quarter and could result in impairment charges if expected future cash flows of the related asset group do not exceed the carrying value. In addition, any belief by the Company's customers or employees that they have contracted COVID-19 in one of its stores, or that the Company has not taken appropriate precautionary measures to prevent the spread of the virus therein, could result in reputational damage and costly and time-consuming legal disputes. See "Part I - Financial Information. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Novel Coronavirus" for additional information.

•The Company faces increased operational challenges as it continues to take measures to support and protect employee health and safety, including through office closures and the implementation of work from home policies. For example, remote working arrangements heighten the Company's risks associated with its information systems, including the risk of a cybersecurity incident and telecommunication failures, both for information systems that the Company controls directly and for those that its employees and third-party vendors rely on to work remotely. These risks are heightened due to COVID-19 as cybercriminals attempt to profit from the disruptions caused by the uncertain environment. Any failure to prevent or mitigate the aforementioned risks can have an adverse effect on the Company's business and damage its reputation.

•The COVID-19 outbreak has also impacted, and is expected to continue to impact, the operation of the Company's manufacturing and servicing facilities and distribution centers, as well as those of its third party vendors, including through the effects of facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, labor shortages, decreased productivity and unavailability of raw materials or components. COVID-19 may also impact third-party distribution and logistics providers' ability to operate or increase their operating costs. These supply chain effects may negatively affect the Company's ability to meet consumer demand and may increase the Company's costs of production and distribution.

•As described above under "Part I - Financial Information. Item 1. Financial Statements - Note 8. Debt", the Company has also taken steps to further strengthen its financial position and balance sheet, and to maintain flexibility with respect to its liquidity sources and provide additional financial maintenance covenant headroom in light of the uncertainty in the global markets resulting from the COVID-19 outbreak. However, if economic conditions caused by COVID-19 worsen and the Company's sales and operating cash flows do not recover as quickly as currently estimated by management, this could impact the Company's ability to maintain compliance with its amended financial covenants and require the Company to seek additional amendments to its debt instruments. If the Company is not able to obtain such necessary additional amendments, this could lead to restrictions on the Company's ability to borrow and/or, if sufficient borrowings are not repaid, could also lead to an event of default. If not cured timely, creditors could require the Company to repay its outstanding debt if an event of default occurred. The continued disruption of global financial markets due to COVID-19 could also negatively impact the Company's ability to access the debt or capital markets for any replacement or additional indebtedness, if such indebtedness was necessary to support the Company's liquidity needs in the future.

TIFFANY & CO.

•While the Company is making significant efforts to review and carefully manage its operating expenses, including, but not limited to, negotiations with landlords for rent concessions, the Company may not be successful in these endeavors and may be subject to continued expenses.

Any of the impacts discussed above could have a significant negative impact on the Company's business, sales, cash flows and results of operations. To the extent that COVID-19 continues to negatively impact the Company's business, sales, cash flows or results of operations, it may also heighten other risks described in the "Risk Factors" section in the Form 10-K Annual Report.

The extent to which the COVID-19 outbreak will continue to impact the Company's business operations, cash flows, and results of operations will depend on numerous factors that the Company may not be able to accurately predict or assess due to their dynamic and evolving nature, including the duration and scope of the COVID-19 outbreak (including additional waves caused by additional periods of increases or spikes in the number of COVID-19 cases); the possibility of future mutations or outbreaks of related strains of the virus in areas in which we operate; whether a vaccine or cure that mitigates the effect of the virus will be synthesized, and, if so, when such vaccine or cure will be ready for public use; the extent of the protective and preventative measures that have been or will be put in place by both governmental entities and other businesses; whether the virus's impact will be seasonal; the extent of the negative impact the outbreak has on global and regional economies and economic activity, including the duration and magnitude of its impact on consumer discretionary spending and levels of consumer confidence; and how quickly economies recover after the COVID-19 outbreak subsides. Accordingly, management cannot predict with certainty for how long and to what extent the COVID-19 outbreak will impact its business, sales, cash flows and results of operations or the global economy as a whole; however, such impact could be significantly negative.

TIFFANY & CO.

Item 6. Exhibits

Exhibit Table (numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Tiffany & Co.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Earnings; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

TIFFANY & CO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 24, 2020	TIFFANY & CO.
(Registrant)

By: /s/ Mark J. Erceg
Mark J. Erceg
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

TIFFANY & CO.